Form 10-Q
period 2014-06-30
PennTex Midstream Partners, LP
filed 2015-08-10
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37412
PennTex Midstream Partners, LP
(Exact name of registrant as specified in its charter)

Delaware	47-1669563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11931 Wickchester Lane, Suite 300 Houston, Texas	77043
(Address of principal executive offices)	(Zip Code)

(832) 456-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                     Yes   ☐     No   ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 7, 2015, the registrant had 20,000,000 common units and 20,000,000 subordinated units outstanding.

PENNTEX MIDSTREAM PARTNERS, LP

GLOSSARY OF INDUSTRY AND OTHER COMMONLY-USED TERMS

Bbl or barrel: One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil, NGLs or other liquid hydrocarbons.
Bbl/d: Bbl per day.
Btu: British thermal units.
Cotton Valley formation: The Cotton Valley formation is a prolific natural gas play spread across East Texas, northern Louisiana and southern Arkansas. This formation, which has been under development since the 1930s, is characterized by thick, multi-zone natural gas and oil reservoirs with well-known geologic characteristics and long-lived, predictable production profiles. The depth of the Cotton Valley formation is roughly 7,800 to 10,000 feet.
expansion capital expenditures: Cash expenditures incurred to construct or acquire new midstream infrastructure and to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels.
field: The general area encompassed by one or more oil or gas reservoirs or pools that are located on a single geologic feature, that are otherwise closely related to the same geologic feature (either structural or stratigraphic).
hydrocarbon: An organic compound containing only carbon and hydrogen.
maintenance capital expenditures: Cash expenditures (including expenditures for the construction of new capital assets or the replacement or improvement of existing capital assets) made to maintain, over the long term, our operating capacity, throughput or revenue.
Mcf: One thousand cubic feet of natural gas.
Memorial Resource: Memorial Resource Development Corp. (NASDAQ: MRD), a Delaware corporation, and its wholly-owned subsidiaries, including MRD Operating LLC, a Delaware limited liability company that owns and operates Memorial Resource’s interest in the Terryville Complex.
MMBtu: One million British thermal units.
MMcf: One million cubic feet of natural gas.
MMcfe: One million cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one Bbls of crude oil, condensate or natural gas liquids.
MMcf/d: One million cubic feet per day.
MMcfe/d: One million cubic feet equivalent per day.
natural gas: Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
NGLs: Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane and natural gasoline.
oil: Crude oil and condensate.
rich natural gas: Gas having a heat content of between 1100 BTU to 1200 BTU.
Terryville Complex: The Terryville Complex is a natural gas field located in and around Lincoln Parish, Louisiana within the Cotton Valley formation. This field, which has been producing since 1954, provides multiple zones of highly productive, liquids-rich geology and is one of North America’s most prolific natural gas fields. The Terryville Complex is characterized by high recoveries relative to drilling and completion costs and high initial production rates with high liquid yields.
throughput: The volume of product transported or passing through a pipeline, plant, terminal or other facility.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:
•delays in completing the construction of our remaining initial assets;
•Memorial Resource’s inability to successfully develop the Terryville Complex;
•our ability to successfully implement our business strategy;
•realized natural gas, NGLs and oil prices;
•competition and government regulations;
•actions taken by third-party producers, operators, processors and transporters;
•pending legal or environmental matters;
•costs of conducting our midstream operations;
•general economic conditions;
•credit markets;
•operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to our midstream business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks referenced in Part II, Item 1A. Risk Factors of this report.
Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this report.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except outstanding units)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,860	$17,471
Accounts receivable—related party, net	2,329	22
Prepaid and other current assets	2,420	175
Total current assets	18,609	17,668
Property, plant and equipment	306,298	164,074
Accumulated depreciation	(1,075)	(104)
Property, plant and equipment, net	305,223	163,970
Intangible assets	19,602	8,410
Prepaid and other non-current assets	9	1,335
Deferred debt issuance costs	1,415	400
Total non-current assets	326,249	174,115
Total assets	$344,858	$191,783

Liabilities
Current liabilities:
Accounts payable	$8,965	$5,506
Accounts payable—related party	723	1,988
Other current liabilities	10,554	30,631
Total current liabilities	20,242	38,125
Long-term debt, net	79,433	59,433
Other non-current liabilities	91	13
Total liabilities	99,766	97,571

Equity
Partners’ equity:
Limited Partners:
Common units (20,000,000 units issued and outstanding as of June 30, 2015)	226,399	—
Subordinated units (20,000,000 units issued and outstanding as of June 30, 2015)	18,693	—
General partner	—	—
Total partners’ equity	245,092	—
Predecessor capital:
Membership interests—PennTex NLA Holdings, LLC	—	95,984
Membership interests—MRD WHR LA Midstream LLC	—	(1,772)
Total equity	245,092	94,212
Total liabilities and equity	$344,858	$191,783
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per unit amounts)

	For the Three Months		For the Six Months Ended June 30, 2015	For the period from March 17, 2014 (inception) through June 30, 2014
	Ended June 30,
	2015	2014

Revenues	$2,696	$—	$2,924	$—

Operating expenses:
General and administrative expense	2,679	1,259	4,933	1,384
Operating and maintenance expense	808	—	1,460	—
Depreciation and amortization expense	740	—	1,057	—
Impairment of surplus assets	2,483	—	2,483	—
Taxes other than income taxes	68	—	137	—
Total operating expenses	6,778	1,259	10,070	1,384
Operating income (loss)	(4,082)	(1,259)	(7,146)	(1,384)
Interest expense, net	(88)	—	(88)	—
Net income (loss)	(4,170)	$(1,259)	(7,234)	$(1,384)
Less: Predecessor loss prior to the Offering on June 9, 2015	(3,620)		(6,684)
Limited partners’ interest in net loss subsequent to the Offering on June 9, 2015	$(550)		$(550)

Earnings (loss) per common unit: (Note 8)
Basic	$(0.01)	$—	$(0.01)	$—
Diluted	$(0.01)	$—	$(0.01)	$—
Weighted average common and common equivalent units outstanding:
Basic	20,000,000	—	20,000,000	—
Diluted	20,000,000	—	20,000,000	—

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	For the Six Months Ended June 30, 2015	For the period from March 17, 2014 (inception) through June 30, 2014

Operating activities
Net loss	$(7,234)	$(1,384)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,057	—
Amortization of deferred debt issuance costs	73	—
Accretion of debt discount	164	—
Equity-based compensation expense	231	—
Non-cash contribution for general and administrative costs	408	—
Non-cash impairment	2,483	—
Changes in operating assets and liabilities:
Accounts receivables	(1,779)	—
Prepaid and other current assets	(2,170)	(784)
Accounts payable	(405)	298
Accounts payable—related party	(1,637)	998
Other current liabilities	374	85
Cash used in operating activities	(8,435)	(787)

Investing activities
Property, plant and equipment expenditures	(162,483)	(33,373)
Intangible assets expenditures	(8,775)	(1,366)
Cash used in investing activities	(171,258)	(34,739)

Financing activities
Payments on long-term debt	(60,500)	—
Proceeds from long-term debt	84,000	—
Payments for debt issuance costs	(4,575)	—
Proceeds from initial public offering	223,021	—
Contributions from predecessor’s members	103,750	35,544
Distributions to predecessor’s members	(165,838)	—
Costs of the Offering	(3,776)	—
Cash provided by financing activities	176,082	35,544
Net change in cash and cash equivalents	(3,611)	18
Cash and cash equivalents—beginning of period	17,471	—
Cash and cash equivalents—end of period	$13,860	$18

Supplemental cash flows:
Interest paid, net of capitalized interest	$35	$—

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Partnership			Predecessor’s Members
	General Partner	Common Units	Subordinated Units	PennTex NLA Holdings, LLC	MRD WHR LA Midstream LLC	Total
Balance at March 17, 2014 (inception)	$—	$—	$—	$—	—	$—
Contribution from member at inception	—	—	—	3,106	—	3,106
Net loss	—	—	—	(2,955)	(1,772)	(4,727)
Predecessor capital contributions	—	—	—	95,833	—	95,833
Balance at December 31, 2014	—	—	—	95,984	(1,772)	94,212
Net income (loss)—January 1 to June 9, 2015 (prior to the Offering)	—	—	—	(4,177)	(2,507)	(6,684)
Capital contributions from predecessor’s members	—	—	—	69,622	35,345	104,967
Exchange for predecessor membership interests	—	7,689	18,968	(55,305)	28,648	—
Proceeds from the initial public offering, net of offering costs	—	223,021	—	—	—	223,021
Costs of the Offering	—	(4,675)	—			(4,675)
Distributions to predecessor’s members	—	—	—	(106,124)	(59,714)	(165,838)
Equity-based compensation expense	—	231	—	—	—	231
Non-cash contribution for general and administrative costs	—	408	—	—	—	408
Net income (loss) - June 9 to June 30	—	(275)	(275)	—	—	(550)
Balance at June 30, 2015	$—	$226,399	$18,693	$—	—	$245,092

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization and Business Operations
Organization
PennTex Midstream Partners, LP (the “Partnership”) is a growth oriented limited partnership formed by PennTex Midstream Partners, LLC (“PennTex Development”) to own, operate and develop midstream assets. On June 9, 2015, the Partnership completed its initial public offering (the “Offering”) of 11,250,000 common units representing limited partner interests at a price of $20.00 per unit, and the Partnership subsequently sold 644,462 common units pursuant to the partial exercise of the underwriters’ over-allotment option. A registration statement on Form S-1 (File No. 333-199020) relating to the Offering was filed by the Partnership with the U.S. Securities and Exchange Commission (“SEC”) and was declared effective on June 3, 2015. The Partnership’s common units trade on the NASDAQ Global Select Market under the symbol “PTXP.”
PennTex Development was formed by Natural Gas Partners (“NGP”) and members of its management team to develop multi-basin midstream growth platforms focused on organic growth projects in partnership with oil and natural gas producers. On March 17, 2014, PennTex NLA Holdings, LLC, a wholly-owned subsidiary of PennTex Development (“PennTex NLA”), entered into a joint venture, PennTex North Louisiana, LLC (“PennTex Operating”), with MRD WHR LA Midstream LLC, an affiliate of NGP (“MRD WHR LA”), to develop the Partnership’s initial assets.
In connection with the closing of the Offering (and giving effect to the partial exercise of the underwriters’ over-allotment option), PennTex NLA and MRD WHR LA contributed their respective 62.5% and 37.5% membership interests in PennTex Operating to the Partnership in exchange for (i) $106.1 million in cash, 5,065,961 common units and 12,500,000 subordinated units to PennTex NLA and (ii) $59.7 million in cash, 3,039,577 common units and 7,500,000 subordinated units to MRD WHR LA. PennTex NLA subsequently distributed all of the cash, common units and subordinated units it received to PennTex Development, which in turn delivered 1,803,942 common units to the holder of its preferred units. Additionally, in connection with the closing of the Offering, the Partnership issued 92.5% and 7.5% of its incentive distributions rights (“IDRs”) to PennTex Development and MRD WHR LA, respectively, and PennTex Development conveyed a 7.5% interest in the Partnership’s general partner to MRD WHR LA.
Business
The Partnership’s initial assets are located in the Terryville Complex in northern Louisiana and are being developed in two phases. The first phase of development, referred to as Phase I, was completed in May 2015 and includes the Lincoln Parish Plant, a 200 MMcf/d design-capacity, cryogenic natural gas processing plant, and related natural gas gathering and residue gas transportation pipelines. The Partnership expects that the second phase of development, referred to as Phase II, will be completed in September 2015 and will include the Mt. Olive Plant, a 200 MMcf/d design-capacity, cryogenic natural gas processing plant, an NGL transportation pipeline and additions to the existing residue gas pipeline. In addition to the development of the initial assets, the Partnership expects to pursue other opportunities for organic development and growth as producers in the region continue to increase production.
MRD Operating LLC, which is a wholly-owned subsidiary of Memorial Resource Development Corp. (“MRD Operating”), an affiliate of NGP, is the Partnership’s primary customer and is a related party.
The Partnership operates and manages the business as one reportable segment. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnership’s ultimate profitability will depend on, among other factors, completion of construction and commencement of commercial operations of the remaining initial assets.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this report) necessary for their fair presentation. The accompanying interim consolidated financial statements do not include all notes that would be included in the Partnership’s annual financial

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

statements and therefore should be read in conjunction with the historical audited financial statements of PennTex Operating and the footnotes thereto included in the Partnership’s prospectus dated June 3, 2015 and filed with the SEC on June 4, 2015.
The statement of operations included in the accompanying unaudited consolidated financial statements also includes expense allocations for certain partnership functions historically performed by PennTex Development, including allocations of general company expenses related to executive oversight, accounting, treasury, tax, legal and procurement and information technology. These allocations are based primarily on specific identification of time and/or activities associated with pre-construction and construction activities, employee headcount or capital expenditures. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general corporate expenses from PennTex Development, are reasonable. General company expenses allocated to the Partnership for which the Partnership will reimburse PennTex Development are reflected as a payable due to a related party.
These financial statements include the results of operations for PennTex Operating prior to the closing of the Offering on June 9, 2015. As PennTex Operating was under common control with the Partnership prior to the Offering and the Partnership acquired all of the membership interests of PennTex Operating in connection with the closing of the Offering, the contributed assets and liabilities of PennTex Operating were recorded in the consolidated financial statements of the Partnership at historical cost. Prior to the contribution, the Partnership had no operations and nominal assets and liabilities.
Use of Estimates
The financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date, the reported amounts of expense and disclosure of contingencies. This includes estimates made in the assessment of potential impairment of long-lived assets and estimates used to calculate allocation of expenses from PennTex Development. The Partnership’s valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely on projections of future operating performance. Although management believes these estimates are reasonable, actual results could differ from such estimates.
Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.
Accounts Receivable
Accounts receivable are related to gathering, processing and other services provided to independent natural gas producer customers and are recorded in the Consolidated Balance Sheet net of an allowance for doubtful accounts, if necessary. At June 30, 2015 and December 31, 2014, the Partnership had accounts receivable with a related party of $2.3 million and $22 thousand, respectively, related to the transportation, gathering and processing services.
Intangible Assets
Intangible assets consist primarily of rights-of-way and land leases. Intangible assets are amortized over the shorter of the contractual terms, ranging from 71 years to in-perpetuity, or the estimated useful life of the plants or pipeline systems, which is 30 years upon commencement of operations.
Property, Plant and Equipment
Property, plant and equipment are recorded at historical cost of construction or acquisition. Expenditures for maintenance and repairs that do not add capacity or extend the useful life of an asset are expensed as incurred. Expenditures to extend the useful lives of the assets or enhance their productivity or efficiency from their original design are capitalized and depreciated over the expected remaining period of use. The carrying value of the assets is based on estimates, assumptions and judgments relative to useful lives and salvage values. Sales or retirements of assets, along with the related accumulated depreciation, are removed from the accounts and any gain or loss on disposition is included in the statement of operations. Costs related to projects during construction, including, as applicable, interest on funds borrowed to finance the construction of facilities, are capitalized as construction in progress.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

Depreciation of property, plant and equipment is recorded on a straight-line basis over the estimated useful lives. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. The useful lives for the various classes of depreciable assets are as follows:

Range of Useful Lives (in years)
Gathering, processing and transportation	30
Vehicles	5
Hardware and software	5 to 7
General and other	3 to 7
Management reviews property, plant and equipment for impairment periodically, as well as whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No impairments related to property, plant and equipment were recorded for the period from March 17, 2014 (inception) through December 31, 2014. During the three and six month periods ended June 30, 2015, the Partnership recognized an impairment of surplus equipment of $2.5 million.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value estimates are based on either (a) actual market data or (b) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk. A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:
Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. An active market is one in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the full term of the asset or liability, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace.
Level 3 - Measure based on prices or valuation models that require inputs that are both significant to the fair value measurement and are less observable from objective sources (i.e., supported by little or no market activity).
The carrying amount of the Partnership’s financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximates fair value due to the short-term maturity of these instruments.
Capitalized Interest
Capitalized interest is determined by multiplying the Partnership’s weighted-average borrowing cost on debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment.
Asset Retirement Obligations
Accounting standards related to asset retirement obligations require the Partnership to evaluate whether future asset retirement obligations exist and whether the expected retirement date and the related costs of retirement can be estimated. Management concluded that the Partnership’s assets, which include pipelines and processing plants, will operate for an indeterminate future period when properly maintained. A liability for asset retirement obligations is recorded only if and when a future retirement obligation for assets with a determinable life is identified. There are no asset retirement obligations as of June 30, 2015 because there is not sufficient information to reasonably estimate such obligations and there are no current intentions of discontinuing use of any significant assets.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

Revenue Recognition
The Partnership earns revenue from gathering, processing and transportation services provided to natural gas producers with respect to their natural gas and NGLs. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or service obligations have been fulfilled, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.
Deferred Revenue
The Partnership’s gas processing agreement with MRD Operating requires MRD Operating to pay a fee based on the volume of gas actually processed, subject to minimum volume commitments over each quarterly period. To the extent that, in any quarter, MRD Operating fails to deliver the applicable cumulative minimum volume commitment, MRD Operating is required to pay a deficiency fee to the Partnership. The amount paid to the Partnership as a deficiency fee is characterized as unearned revenue, and is reported as deferred revenue, either as other current liabilities or as other non-current liabilities, in the Consolidated Balance Sheets. Deferred revenue is recognized in revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. As of June 30, 2015 the Partnership had deferred revenue in other current liabilities of $0.5 million and none as of December 31, 2014. As of June 30, 2015, there was no deferred revenue reported in other non-current liabilities. See Note 9 Commitments and Contingencies for further discussion of the gas processing agreement.
Equity-Based Compensation
The financial statements reflect various equity-based compensation awards granted by PennTex Development, as well as compensation expense associated with the Partnership’s plans. These awards include profits interests awards, restricted stock, stock options, restricted units, and phantom units. For purposes of these consolidated financial statements, the Partnership recognized as expense in each period the required allocation from PennTex Development.
The Partnership recognizes compensation expense related to equity-based awards granted based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Note 6). The grant date fair value of the equity-based awards is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact of the provisions of this guidance on the consolidated financial position, results of operations and cash flows.
In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. Upon adoption of this standard, the balance of long-term debt, net will be reduced by the balance of debt issuance costs, net on the Consolidated Balance Sheets.
In April 2015, the FASB issued authoritative guidance that clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance may be adopted either retrospectively or prospectively to arrangements entered into, or materially modified, after the effective date. The Partnership is currently evaluating the impact of the provisions of this guidance on the consolidated financial position, results of operations and cash flows.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

3. Identifiable Intangible Assets
Identifiable intangible assets, which are subject to amortization, consist of the following (in thousands):

	December 31, 2014
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$8,419	$9	$8,410
Total		$8,419	$9	$8,410

	June 30, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$19,700	$98	$19,602
Total		$19,700	$98	$19,602
The estimated aggregate amortization of intangible assets for each of the five succeeding fiscal years from June 30, 2015 is set forth below:

Amortization Expense
(in thousands)
Years Ending December 31,
2015	$272
2016	657
2017	657
2018	657
2019	657
2020 and beyond	16,702

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	Useful Lives (in years)	June 30, 2015	December 31, 2014
Gathering, processing and transportation	30	$163,801	$30,402
Vehicles	5	494	314
Hardware and software	5 to 7	84	5
General and other	3 to 7	482	40
Total		164,861	30,761
Less accumulated depreciation		(1,075)	(104)
Net of accumulated depreciation		163,786	30,657
Construction in progress		141,437	133,313
Property, plant and equipment		$305,223	$163,970
Depreciation expense for the three and six months ended June 30, 2015 was $0.7 million and $1.0 million, respectively, and there was none for the period from March 17, 2014 (inception) through June 30, 2014. Interest expenses related to the credit facilities of $1.4 million and $0.5 million was capitalized in the construction in property, plant and equipment as of June 30, 2015 and December 31, 2014, respectively. In connection with the contribution of PennTex Operating to the Partnership, PennTex Development contributed $1.9 million of assets during the six months ended June 30, 2015.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

5. Long-term Debt
The Partnership’s debt obligations consisted of the following (in thousands) as of the below dates:

	June 30, 2015	December 31, 2014
$275 million MLP Revolving Credit Facility	$83,500	$—
$60 million OpCo Revolving Credit Facility	—	60,000
Unamortized Debt Discounts	(4,067)	(567)
Total long-term debt	$79,433	$59,433
$275 million MLP Revolving Credit Facility
On December 19, 2014, the Partnership entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that became effective upon the closing of the Offering and matures on December 19, 2019 (the “MLP revolving credit facility”). The agreement provides for a $275 million credit commitment that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. The Partnership’s assets have been pledged as collateral for this credit facility.
The MLP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict the Partnership’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of the Partnership’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries of the Partnership as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. Solely with respect to the fiscal quarter ending June 30, 2015, the Partnership was required to comply with a consolidated debt-to-capital ratio and borrowings under the MLP revolving credit facility were limited to $150.0 million as of June 30, 2015 based on such ratio, of which $64.6 million was available. Commencing with the fiscal quarter ending September 30, 2015, the Partnership is required to comply with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2015, the Partnership was in compliance with the covenants under the MLP revolving credit facility.
The borrowed amounts are subject to interest based upon the current consolidated total leverage ratio at the time of the borrowing. At the Partnership’s discretion it can borrow utilizing either Eurodollar loans or an Alternate Base Rate (“ABR” loan). Interest on Eurodollar loans is based on the LIBOR plus an applicable margin that varies between 2.00% and 3.25% based on the consolidated total leverage ratio. Interest on ABR loans is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1.50% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.0% and plus an applicable margin that varies between 1.00% and 2.25% based on the consolidated total leverage ratio. The unused portion of the credit facility is subject to a commitment fee, which is 0.50% multiplied by the amount of the unused commitment. As of June 30, 2015, the weighted average interest rate on outstanding borrowings was 3.5%. The fair value of the long term-debt approximates the carrying amount because the interest rate is variable and reflective of market rates.
The following table sets forth the outstanding borrowings, letters of credit issued and available borrowing capacity under the MLP revolving credit facility as of June 30, 2015 (in thousands):

Total size of the MLP revolving credit facility	$275,000

Total borrowing capacity (covenant limited)	$150,000
Less: Outstanding borrowings	83,500
Less: Letters of credit issued	1,871
Available borrowing capacity	$64,629
The Partnership capitalized fees of $1.5 million associated with the MLP revolving credit facility and the Opco revolving credit facility described below, which are included on the Consolidated Balance Sheet as deferred debt issuance costs, and will amortize these fees over the life of the MLP revolving credit facility. Unamortized deferred debt issuance costs as of June 30, 2015 totals $1.4 million. In addition, the Partnership paid debt origination fees of $4.3 million related to the facilities, which are included on the Consolidated Balance Sheet as a contra long-term debt, and will amortize these fees over the life of the MLP revolving credit facility. The Partnership had unamortized debt discount costs of $4.1 million as of June 30, 2015.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

$60 million OpCo Revolving Credit Facility of Predecessor
On August 29, 2014, PennTex Operating entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that provided for a $60 million credit commitment expandable up to $150 million under certain conditions (the “Opco revolving credit facility”). The funds were used for general purposes, including for capital expenditures incurred to fund the construction of the Partnership’s initial assets.
In connection with the closing of the Offering on June 9, 2015, the Partnership repaid all outstanding borrowings and fees under the OpCo revolving credit facility, in the amount of approximately $30.7 million, and terminated this facility.

6. Equity-Based Awards
PennTex Midstream Partners, LP 2015 Long-term Incentive Plan
In connection with the Offering, the board of directors of the Partnership’s general partner adopted the PennTex Midstream Partners, LP 2015 Long-term Incentive Plan (“LTIP”) pursuant to which awards in the form of unrestricted units, restricted units, equity participation units, options, unit appreciation rights, phantom units or distribution equivalent rights may be granted to employees, consultants and directors of the general partner and its affiliates who perform services for or on behalf of the Partnership or its affiliates. Award amounts, vesting requirements and other terms are determined by the board of directors of the general partner at the time of each grant.
The LTIP limits the number of units that may be delivered pursuant to vested awards to 3,200,000 common units. LTIP awards that are subsequently canceled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the board of directors of the Partnership’s general partner or a committee thereof, which is referred to as the plan administrator.
The plan administrator may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made. The plan administrator also has the right to alter or amend the LTIP or any part of the plan from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of the participant without the consent of the participant. The LTIP will expire upon termination by the plan administrator.
Phantom Units Granted in Connection with the Offering
In connection with the completion of the Offering, the Partnership granted an aggregate of 620,200 phantom units with a vesting period of three years and corresponding distribution equivalent rights (“DERs”) to employees and officers of the general partner and its affiliates. A phantom unit entitles the grantee to receive a common unit upon the vesting date. Phantom units do not convey voting rights; however each phantom unit was granted in tandem with a corresponding DER that allows the holder to receive, for each phantom unit held, cash equal to any cash distribution paid on a common unit between the grant date and the date that the phantom units are settled or forfeited.
The total value at grant date was $12.2 million, of which $0.2 million was amortized during the period ending June 30, 2015. As of June 30, 2015, there was $12.0 million of unrecognized expense. The Partnership also granted 5,000 phantom units with a vesting period of one year to a non-employee director of the general partner. The total value at grant was $0.1 million, of which $5 thousand was amortized during the period ending June 30, 2015. The following table summarizes the changes in the phantom units outstanding for the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Beginning of period	—	—	—
Granted	625,200	$19.67	2.9 years
Vested	—	—	—
Forfeited	—	—	—
End of period	625,200	$19.67	2.9 years

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

7. Partnership and Equity Distributions
Minimum Quarterly Distribution
The partnership agreement provides for a minimum quarterly distribution of $0.2750 per unit for each quarter, or $1.10 per unit on an annualized basis. On July 23, 2015, the Partnership announced a pro-rated distribution of $0.0665 per common unit for the second quarter of 2015. This amount represents the minimum quarterly distribution of $0.2750 per unit, or $1.10 per unit on an annualized basis, pro-rated for the period from June 9, 2015 through June 30, 2015. This distribution will be paid on August 14, 2015 to unitholders of record on August 4, 2015. The payment of the full minimum quarterly distribution on the outstanding common units and subordinated units requires the Partnership to have cash available for distribution of approximately $11.0 million per quarter, or $44.0 million per year.
The partnership agreement requires that distributions for each quarter will be paid to the extent there is sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the general partner and its affiliates. The Partnership’s ability to pay the minimum quarterly distribution is subject to various restrictions and other factors.
The partnership agreement generally provides for distributions of cash each quarter during the subordination period in the following manner:

•	first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.2750 plus any arrearages from prior quarters;

•	second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.2750; and

•	third, to the holders of common units and subordinated units pro rata until each has received a distribution of $0.3163.
If cash distributions to the unitholders exceed $0.3163 per common unit and subordinated unit in any quarter, the unitholders and the holders of the IDRs will receive distributions according to the following percentage allocations:

Total Quarterly Distribution	Marginal percentage interest in distributions
Target Amount	Unitholders	IDRS
above $0.2750 up to $0.3163	100%	—%
above $0.3163 up to $0.3438	85%	15%
above $0.3438 up to $0.4125	75%	25%
above $0.4125	50%	50%
Subordinated Units
The Partnership has 20,000,000 subordinated units outstanding, of which PennTex Development owns 12,500,000 subordinated units. The principal difference between the common units and subordinated units is that, for any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.
Except as described below, the subordination period began on the closing date of the Offering (June 9, 2015) and extends until the first business day following the distribution of available cash in respect of any quarter beginning after September 30, 2018, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $1.10 (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the adjusted operating surplus (as defined below) generated during each of the three consecutive, nonoverlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.10 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending September 30, 2016, that each of the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $1.65 (150% of the annualized minimum quarterly distribution), plus the related distributions on the incentive distribution rights, for the four-quarter period immediately preceding that date;

•
the adjusted operating surplus (as defined below) generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (1) $1.65 (150% of the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during that period on a fully diluted basis and (2) the corresponding distributions on the incentive distribution rights; and

•	there are no arrearages in payment of the minimum quarterly distributions on the common units.
To the extent there is cash available for distribution from operating surplus in any future quarter during the subordination period in excess of the amount necessary to pay the minimum quarterly distribution to holders of the common units, in a period following the subordination period, the Partnership will use this excess cash to pay any distribution arrearages on common units related to prior quarters before any cash distribution is made to holders of subordinated units. If the Partnership does not pay the minimum quarterly distribution on the common units for any quarter following the subordination period, the common unitholders will not be entitled to receive such arrearage payments.

8. Earnings per Unit
The Partnership’s net income is allocated to the limited partners, including the holders of the subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions paid. Basic and diluted net income per limited partner unit is calculated by dividing limited partners’ interest in net income, less incentive distributions, by the weighted average number of outstanding common units and subordinated units during the period.
The Partnership computes earnings per unit using the two-class method for master limited partnerships as prescribed in the guidance Accounting Standards Codification (“ASC”) 260. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the partnership agreement of the Partnership, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.
The Partnership calculates net income available to limited partners based on the distributions pertaining to the current period’s net income. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner and limited partners in accordance with the contractual terms of the partnership agreement and as further prescribed in the guidance in ASC 260 under the two-class method.
The two-class method does not impact the overall net income or other financial results; however, in periods in which aggregate net income exceeds its aggregate distributions for such period, it will have the impact of reducing net income per limited partner unit. This result occurs as a larger portion of the aggregate earnings, as if distributed, is allocated to the incentive distribution rights of the general partner, even though the Partnership makes distributions on the basis of available cash and not earnings. In periods in which the aggregate net income does not exceed its aggregate distributions for such period, the two-class method does not have any impact on the calculation of earnings per limited partner unit.
Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted earnings per unit reflects the potential dilution of common equivalent units that could occur if equity participation units are converted into common units.
As the Offering was completed on June 9, 2015, no income from the period from January 1, 2015 to June 9, 2015 is allocated to the common and subordinated units issued on June 9, 2015, and all income for such period was allocated to the general partner or predecessor operations.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

The following table illustrates the Partnership’s calculation of net income per unit for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands, except unit and per unit amounts)
Net income (loss) attributable to the partnership subsequent to the Offering(1)	$(550)	$(550)
Less: General partner’s distribution(2)	—	—
Distribution declared on IDRs(2)	—	—
Distribution equivalents (2)(3)	42	42
Limited partners’ distribution declared on common units(2)	1,330	1,330
Limited partners’ distribution declared on subordinated units(2)	1,330	1,330
Distribution less than (in excess of) net income (loss) attributable to the Partnership subsequent to the Offering	$(3,252)	$(3,252)
(1)For the period from June 9, 2015 to June 30, 2015.
(2)Distribution declared attributable to the periods indicated.
(3)Represents DERs to be paid in respect of phantom units.

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three Months Ended June 30, 2015
Net income (loss) attributable to limited partners:
Distribution declared(1)	$—	$1,330	$1,330	$2,660
Distribution less than (in excess of) net income (loss) attributable to the partnership subsequent to the Offering	—	(1,626)	(1,626)	(3,252)
Net income (loss) attributable to limited partners(2)	$—	$(296)	$(296)	$(592)

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income (loss) per common unit:
Basic		$(0.01)	$(0.01)
Diluted		$(0.01)	$(0.01)
(1)Distribution declared attributable to the periods indicated.
(2)For the period from June 9, 2015 to June 30, 2015.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Six Months Ended June 30, 2015
Net income (loss) attributable to the limited partner unitholders:
Distribution declared(1)	$—	$1,330	$1,330	$2,660
Distribution less than (in excess of) net income (loss) attributable to the partnership subsequent to the Offering	—	(1,626)	(1,626)	(3,252)
Net income (loss) attributable to the limited partner unitholders(2)	$—	$(296)	$(296)	$(592)

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income (loss) per common unit:
Basic		$(0.01)	$(0.01)
Diluted		$(0.01)	$(0.01)
(1)Distribution declared attributable to the periods indicated.
(2)For the period from June 9, 2015 to June 30, 2015.

9. Commitments and Contingencies
Contractual Commitments
Gas Processing Agreement
The Partnership is a party to a 15-year gas processing agreement with MRD Operating to provide natural gas processing services at the Partnership’s processing plants. The initial term of the processing agreement commenced on June 1, 2015 and will end on the fifteenth anniversary of the contract effectiveness date for the Mt. Olive plant, which is anticipated to be October 1, 2015. Under the processing agreement, MRD Operating has agreed to deliver a daily minimum volume of gas for processing through the term of the agreement, which is initially 115,000 MMBtu/d. On the contract effectiveness date for the Mt. Olive plant, MRD Operating’s minimum volume commitment will increase to 345,000 MMBtu/d. On July 1, 2016, MRD Operating’s minimum volume commitment will further increase to 460,000 MMBtu/d through June 30, 2026. During the first five years of this ten-year period, MRD Operating may from time to time, upon nine months’ notice, increase the minimum volume commitment in increments of 57,500 MMBtu/d up to an aggregate additional 230,000 MMBtu/d, subject to available capacity. On July 1, 2026, MRD Operating’s minimum volume commitment will return to 345,000 MMBtu/d until the fifteenth anniversary of the in-service date of the Lincoln Parish plant, after which the minimum volume commitment will decrease to 115,000 MMBtu/d through the remainder of the initial term of the processing agreement. Any volumes of gas delivered up to the then-applicable minimum volume commitment will be considered firm reserved gas and be charged the firm fixed-commitment fee, and any volumes delivered in excess of such minimum volume commitment will be considered interruptible volumes and be charged the interruptible-service fixed fee. Pursuant to the processing agreement, MRD Operating will pay a deficiency payment based on the firm-commitment fixed fee with respect to a particular quarterly period if the cumulative minimum volume commitment as of the end of such period exceeds the sum of (i) the cumulative volumes processed under the processing agreement as of the end of such period plus (ii) volumes corresponding to deficiency payments incurred prior to such period. MRD Operating may utilize these deficiency payments as a credit for fees owed to the Partnership only to the extent it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. Additionally, all volumes delivered by MRD Operating in excess of the minimum volume commitment in a quarterly period will apply against and reduce, on a one-for-one basis, the cumulative minimum volume commitment used to calculate deficiency payments for future quarterly periods. Deficiency payments are recorded as deferred revenue since MRD Operating may utilize these deficiency payments as credit for fees owed if it has delivered the total minimum volume

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

commitment under the processing agreement within the initial 15-year term of the agreement. The Partnership will recognize deficiency payments into revenue once all contingencies or potential performance obligations associated with the related volumes have either (i) been satisfied through the processing of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the processing agreement.
On August 5, 2015, the parties amended the processing agreement to provide that MRD Operating may use the $0.5 million deficiency payment incurred with respect to the initial quarterly period, which began on June 1, 2015 and ended June 30, 2015, as a credit against processing fees owed to PennTex Operating for corresponding volumes of gas processed during the third and fourth quarters of 2015 in excess of a specified threshold for each quarter. The specified threshold for the third quarter is 161,000 MMBtu per day (on an average basis) and the specified threshold for the fourth quarter is the then-applicable minimum volume commitment.  Additionally, pursuant to the amendment, if MRD Operating does not use the June 2015 deficiency payment to offset processing fees in the third or fourth quarters of 2015, the June 2015 deficiency payment will expire at the end of the fourth quarter of 2015 and may not be used as a credit for any future processing fees owed by MRD Operating. Any portion of the June 2015 deficiency payment that is so credited during the third or fourth quarters will be recognized as revenue during such period, and any unused portion of the June 2015 deficiency payment will be recognized as revenue during the fourth quarter of 2015.
Gas Gathering Agreement
The Partnership is party to a gathering agreement with MRD Operating that commenced on December 20, 2014 and will remain in effect until June 1, 2030. The gathering agreement provides for the gathering of MRD Operating’s processable natural gas for delivery through the PennTex Gathering Pipeline to the Partnership’s processing plants and for MRD Operating’s payment of fees, including a firm capacity reservation payment and a usage fee component that is subject to a minimum volume commitment. For the period from June 1, 2015 through November 30, 2019, (i) the firm capacity reservation payment is payable for a daily capacity of 460,000 MMBtu/d (subject to certain credits relating to the availability of gathering capacity), calculated monthly, and (ii) the usage fee is payable for volumes delivered into the gathering system, subject to a deficiency fee based on a specified minimum volume commitment that is calculated and paid on an annual basis. The specified minimum gathering volume commitment upon which the deficiency fee calculation is based will be equal to MRD Operating’s then applicable daily minimum volume commitment under the processing agreement (excluding the amount of any optional increase in such minimum processing volume commitment). Accordingly, the amount of such specified minimum gathering volume commitment will not be less than 115,000 MMBtu/d, nor more than 460,000 MMBtu/d. For the period from December 1, 2019 through the end of the gathering agreement term, no firm capacity reservation payment will be payable, and there will be a usage fee component, subject to the deficiency fee and specified minimum volume commitment described above.
In addition, the gathering agreement provides for the delivery of MRD Operating’s rich natural gas, on an interruptible basis, to facilities operated by DCP Midstream for a specified usage fee. Gathering volumes delivered to the DCP Midstream facilities are not subject to a deficiency fee or a minimum volume commitment but will be applied against the volume delivery requirements for purposes of the minimum volume commitment under the gathering agreement.
Gas Transportation Agreement
The Partnership is party to a 15-year natural gas transportation agreement with MRD Operating that commenced on June 1, 2015. The gas transportation agreement provides for the transportation of residue gas through the Partnership’s residue gas pipeline from the outlet of the Partnership’s processing plants to delivery points at interconnections with third-party natural gas transportation pipelines providing access to Gulf Coast markets. MRD Operating will pay a usage fee for all volumes transported under the gas transportation agreement. While the gas transportation agreement does not provide for a minimum volume commitment, it does include a plant tailgate dedication pursuant to which all of MRD Operating’s residue gas produced from the Partnership’s processing plants will be delivered for transportation on the Partnership’s residue gas pipeline.
Transportation Service Agreement
The Partnership is party to a 15-year NGL transportation services agreement with MRD Operating that commences when the Partnership’s NGL pipeline is placed in service, which is expected to occur in October 2015. The NGL transportation agreement provides for the transportation of NGLs through the Partnership’s NGL pipeline from the outlet of the Partnership’s processing plants to a delivery point connecting to DCP Midstream’s Black Lake pipeline in Ada, Louisiana. MRD Operating will pay a usage fee for all volumes transported under the NGL transportation agreement. While the NGL transportation agreement does not provide for a minimum volume commitment, it does include a plant tailgate dedication pursuant to which all of MRD Operating’s NGLs produced from the Partnership’s processing plants will be delivered for transportation on the Partnership’s NGL pipeline. The NGL transportation agreement is subject to the terms of tariff, which the Partnership intends to file with FERC, and which will become effective prior to the in-service date of the Partnership’s NGL pipeline.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

Services and Secondment Agreement
In connection with the closing of the Offering, the Partnership entered into a 10-year services and secondment agreement with the general partner, PennTex Development and PennTex Midstream Management Company, LLC (“PennTex Management”) pursuant to which PennTex Management seconds certain employees to the general partner to provide operational and maintenance services with respect to the Partnership’s initial assets. The Partnership is obligated to reimburse PennTex Management for the cost of any seconded employees, including wages and benefits. If a seconded employee does not devote 100% of his or her time to providing services to the general partner, the general partner will reimburse PennTex Management for only a prorated portion of such employee’s overall wages and benefits, based on the percentage of the employee’s time spent working for the general partner. PennTex Management bills the general partner monthly in arrears for services provided during the prior month, and payment is due within 15 days of the general partner’s receipt of the invoice.
 Additionally, the Partnership pays an administrative fee to PennTex Development for the provision of various management and administrative services for the Partnership’s benefit, including executive services of employees of the general partner and its affiliates who devote less than 50% of their business time to the business and affairs, financial and administrative services (including treasury and accounting), information technology, legal services, health, safety and environmental services, human resources services, business development services, investor relations and government relations, tax matters and insurance administration. The administrative fee is paid monthly and, for the year ended December 31, 2015, is calculated as follows: (i) for the period from June 9, 2015 to and including June 30, 2015, the administrative fee was $2,778 per day; (ii) for each month following June 30, 2015 and including the month in which the Mt. Olive plant commences commercial operations, expected to be September 2015, the administrative fee will be $83,333 per month; and (iii) for each month during 2015 after the month in which the Mt. Olive plant commences commercial operations, the administrative fee will be $166,667.
 The Partnership is also required to reimburse PennTex Development and its affiliates for all other direct or allocated costs and expenses incurred by them on the Partnership’s behalf under the services and secondment agreement, which is in addition to reimbursement of the general partner and its affiliates for certain costs and expenses incurred on the Partnership’s behalf for managing and controlling the Partnership’s business and operations as required by the partnership agreement.
Mt. Olive Gas Plant Sale and Installation Agreement
The Partnership is party to a Gas Plant Sale and Installation Agreement with UOP Russell LLC (“UOP”) for the construction and installation of the Mt. Olive plant and related facilities. The agreement is for an amount of $89.0 million, subject to certain early completion incentive payments, and is payable on a schedule based on reaching specific milestones. UOP began mobilization at the construction site in February 2015, at which time the Partnership became liable for the full amount of the contract, subject to and payable upon the later of the UOP meeting certain milestones or specified payment dates. As of June 30, 2015, $71.0 million has been paid to UOP under this agreement. As of June 30, 2015, the Partnership has $2.0 million of accrued payables to UOP for the Mt. Olive plant. The title to the Mt. Olive plant will transfer to the Partnership from UOP upon the earlier of (a) the equipment being complete, ready for operation for its intended purpose and commissioned, or (b) January 1, 2016.
Guarantees or Other Support
The Partnership entered into one or more letters of credit to certain vendors in relation to the construction of the electric infrastructure necessary for supplying power to the processing plants. These letters of credit are backed by the Partnership’s revolving credit facility as collateral support.
Legal Proceedings
The Partnership may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. The Partnership regularly analyzes current information and, as necessary, will provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2015, there are no pending legal matters that would have a material impact on the results of operations, financial position or cash flows.

10. Related-Party Transactions
Commercial Contracts
The Partnership has entered into commercial agreements with MRD Operating for the gathering, processing and transportation of natural gas and NGLs; (see Note 9 Commitments and Contingencies). During the period from March 17, 2014 (inception) through June 30, 2014, the Partnership reported no revenue and for the three and six month periods ended June 30, 2015 there was revenue of $2.7 million and $2.9 million, respectively, from these contracts. As of June 30, 2015 and December

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

31, 2014, the Partnership had accounts receivable from MRD Operating on the Consolidated Balance Sheet of $2.3 million and $22 thousand, respectively.
Operational, General and Administrative Services
The Partnership does not have employees and the officers of the general partner, who are also officers of PennTex Development, manage the operations and activities of the Partnership. All operational, general and administrative responsibilities are performed by employees of PennTex Management pursuant to the services and secondment agreement.
The cost of these activities have been allocated and charged to the Partnership based on estimates of time spent by employees and any identifiable direct costs. Related costs are expensed in the financial statements depending on the nature of the services provided. The total amount of these costs from March 17, 2014 (inception) through June 30, 2014 was $1.0 million and for the three and six month periods ended June 30, 2015 was $2.0 million and $4.0 million, respectively. The Partnership had outstanding payables to PennTex Development of $0.5 million as of June 30, 2015 and $2.0 million as of December 31, 2014.

11. Concentrations of Risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Partnership maintains cash in bank deposit accounts that, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts to date and does not believe it is exposed to any significant risk.
Accounts receivable are from natural gas producers for which the Partnership will gather, process and transport natural gas and transport natural gas liquids. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that the Partnership’s customers may be similarly affected by changes in economic, industry or other conditions. The Partnership will monitor the creditworthiness of counterparties.
As disclosed in Note 2 Summary of Significant Accounting Policies-Revenue Recognition, the Partnership has entered into long-term commercial agreements with MRD Operating. The Partnership is dependent on this customer’s credit worthiness and performance under these agreements.

12. Subsequent Events
On July 24, 2015, Richard S. Walker was appointed as a member of the board of directors (the “Board”) of the Partnership’s general partner. Mr. Walker was appointed to the Audit Committee of the Board and to serve as chairman of that committee. In connection with his appointment, Mr. Walker received an initial grant of 5,000 phantom units and corresponding DERs under the 2015 LTIP.
On August 6, 2015, the Partnership entered into a fee-based gas processing agreement with WildHorse Resources II, LLC (“WHR II”), an affiliate of NGP and a related party, pursuant to which the Partnership has agreed to gather, process and transport natural gas for WHR II in northern Louisiana on an interruptible basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1 of this report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please read “Cautionary Statement Regarding Forward-Looking Statements.” Also, please read the risk factors and other cautionary statements described under “Item 1A.—Risk Factors” included elsewhere in this report. We do not undertake any obligation to update any forward-looking statements except as otherwise required by applicable law.
The historical financial statements included in this report reflect the results of operations of PennTex North Louisiana, LLC, which we refer to as our predecessor. Our predecessor was formed on March 17, 2014. In connection with the closing of our initial public offering on June 9, 2015, PennTex North Louisiana, LLC became our wholly-owned subsidiary. References in this report to “predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to June 9, 2015, refer to PennTex North Louisiana, LLC. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods after June 9, 2015, refer to PennTex Midstream Partners, LP and its subsidiaries, including PennTex North Louisiana, LLC.

Overview
We are a growth-oriented limited partnership focused on owning, operating, acquiring and developing midstream energy infrastructure assets, with an initial focus in northern Louisiana. Our initial assets consist of natural gas processing plants, a rich natural gas gathering system, a natural gas header system and an NGL pipeline system located in northern Louisiana servicing growing natural gas production from the Cotton Valley formation.
Initial Public Offering
On June 9, 2015, the Partnership completed its initial public offering of 11,250,000 common units representing limited partner interests (the “Offering”) at a price of $20.00 per common unit, and the Partnership subsequently issued and sold 644,462 common units pursuant to the partial exercise of the underwriters’ over-allotment option. The Partnership used the aggregate proceeds of $218.3 million, net of offering expenses, to repay in full approximately $30.7 million of borrowings and fees under the PennTex Operating revolving credit facility, which was subsequently terminated, and to make distributions of $106.1 million and $59.7 million to PennTex NLA Holdings, LLC and MRD WHR LA Midstream LLC, respectively, as partial reimbursement for certain capital expenditures incurred by such entities with respect to the development of our initial assets. Additionally, the Partnership retained $21.8 million to fund a portion of the capital expenditures incurred for the construction of our initial assets.
Our Operations
We are constructing our initial assets in two phases. Phase I commenced operations in May 2015 and includes the Lincoln Parish Plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant, and related natural gas gathering and residue gas transportation pipelines. We expect that Phase II, which includes the Mt. Olive Plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant, an NGL transportation pipeline and additions to our residue gas pipeline, will be completed in September 2015.
We generate all of our revenues pursuant to 15-year, fee-based commercial agreements with Memorial Resource, an NGP-affiliated independent natural gas and oil partnership focused on the development of liquids-rich natural gas opportunities in multiple zones in the Cotton Valley formation. Our gathering and processing agreements contain minimum volume commitments, our gathering agreement contains firm capacity reservation payments and our residue gas and NGL transportation agreements contain plant tailgate dedications for natural gas processed at our processing plants. We believe these commercial agreements provide long-term stability to our business.
Additionally, we are party to an Area of Mutual Interest and Exclusivity Agreement with Memorial Resource pursuant to which we have the exclusive right to provide midstream services to support Memorial Resource’s current and future production on its operated acreage within northern Louisiana (other than production subject to existing third-party commitments). Our initial assets are being developed to accommodate the projected future production growth of Memorial Resource and to allow us to pursue volumes from additional third parties.
As we do not take ownership of the natural gas and NGLs that we gather, process and transport, we generally do not have direct exposure to fluctuations in commodity prices. However, we have indirect exposure to commodity prices in that persistently low commodity prices may cause Memorial Resource and any other customers to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering, processing and transporting on our systems. Please read “Item 3.—Quantitative and Qualitative Disclosures about Market Risk.”

How We Evaluate Our Operations
Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and review these measurements on at least a monthly basis for consistency and trend analysis. These metrics include (i) contract mix and volumes, (ii) operating costs and expenses and (iii) Adjusted EBITDA and distributable cash flow. We manage our business and analyze our results of operations as a single business segment.
Contract Mix and Volumes
Our results are driven primarily by fees assessed for volumes of natural gas that we gather and process and volumes of residue gas and NGLs that we transport for our customer. In order to limit our direct exposure to commodity price volatility, where possible, we have and will continue to seek to enter into multi-year, fee-based contracts. If market conditions do not allow us to enter into fee-based contracts, we may enter into contracts that expose us to commodity price volatility. Additionally, we seek to enter into contracts containing firm volume commitments or similar arrangements to provide revenue certainty for our assets, particularly in the context of making investment decisions for new midstream infrastructure. To the extent our contracts contain usage-based fees, our results will depend on actual throughput volumes.
Our current contracts provide for minimum volume commitments for natural gas processing, firm capacity reservation fees for natural gas gathering and interruptible fees for volumes in excess of those minimum and firm commitments, as applicable, and usage fees for residue gas and NGL transportation. Although our current contracts are entirely fee-based and accordingly limit our commodity price exposure, the volume of natural gas that we gather, process or transport depends on successful drilling and production activity in the Terryville Complex, and we generally expect the level of drilling and production to positively correlate with long-term trends in commodity prices.
Operating Costs and Expenses
The primary components of our operating costs and expenses that we evaluate include operations and maintenance and general and administrative. Our general and administrative expenses reflected in our historical financial statements reflect costs during a period of construction and development in a privately-held partnership. We expect to incur additional operating costs and expenses as our remaining initial assets are completed and due to additional general and administrative costs and expenses incurred as a result of being a publicly traded partnership.
Operations and Maintenance Expense
Operations and maintenance expense consists primarily of utilities and power costs, employee, contract services and material and supply costs, whether directly incurred by us or incurred by our general partner and billed to us. A significant amount of power costs are related to our electric driven compression for which we will receive reimbursement from Memorial Resource. This reimbursement of electric compression costs is reflected as a reduction to our operations and maintenance expenses. Changes in operating conditions and changes in regulation can impact maintenance requirements and affect the timing and amount of our operating costs and expenditures.
General and Administrative Expense
In our historical financial statements, general and administrative expense included various direct and indirect cost allocations from PennTex Development. Following the completion of the Offering, our general and administrative expenses consist primarily of: (i) similar direct and indirect costs for which we will reimburse our general partner, PennTex Development and its affiliates pursuant to the services and secondment agreement among us, the general partner, PennTex Development and PennTex Midstream Management Company, LLC and (ii) other expenses attributable to our status as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with maintaining compliance with applicable NASDAQ listing requirements; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses and director compensation.

Adjusted EBITDA and Distributable Cash Flow
We use Adjusted EBITDA and distributable cash flow as performance measures to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. We define Adjusted EBITDA as net income, plus interest expense, income taxes, depreciation and amortization, changes in deferred revenue, equity-based compensation expense, non-cash general and administrative costs, non-cash loss (income) related to derivative instruments and gain (loss) and impairments on long-term assets. We define distributable cash flow as Adjusted EBITDA, less cash interest expense, net of interest income, cash tax expense and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances.
Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that our management uses, and external users of our financial statements, such as investors, commercial banks, research analysts and others, may use, to assess:
•operating performance as compared to other publicly traded companies in the midstream energy industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods;
•the ability of our assets to generate sufficient cash flow to make distributions to our unitholders;
•our ability to incur and service debt and fund capital expenditures;
•the financial performance of our assets without regard to the impact of the timing or accounting treatment of deficiency payments; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various expansion and growth opportunities.
We believe that the presentation of Adjusted EBITDA and distributable cash flow provides information useful to investors in assessing our financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Impacting the Comparability of Our Financial Results
The following factors may affect the comparability of our historical results of operations as well as the comparability of our historical results to future results:
Construction of our Initial Assets
Since the inception of PennTex Operating in March 2014, we have been constructing our initial assets. The initial portion of our gathering pipeline was placed into service in December 2014, and the Lincoln Parish plant, our residue gas pipeline and the remaining portions of our gathering pipeline were placed into service in May 2015. We expect that our Phase II assets will be placed in service in September 2015 other than the NGL takeaway pipeline, which we expect will be placed in service in October 2015.
Revenues
Prior to the completion of our Phase I assets in May 2015 we had limited revenues from our gathering pipeline. Following the completion of our Phase I assets in May 2015 and the commencement of our processing, gathering and gas transportation agreements with Memorial Resource on June 1, 2015, our financial results for the three and six months ending June 30, 2015 reflect approximately one full month of operations. Additionally, our future revenues will fluctuate based on the throughput volumes of natural gas and NGLs delivered by our customer in a given period.
General and Administrative Expenses
Our predecessor’s general and administrative expenses included charges for the management and operation of our business and certain expenses allocated for general corporate services, such as finance, accounting and legal services. These expenses were charged or allocated to our predecessor based on the nature of the expenses and our predecessor’s proportionate share of employee time and capital expenditures. Following the closing of the Offering, PennTex Development charges us directly for the management and operation of our business. General and administrative expenses reflects additional costs and expenses for the full six months ending June 30, 2015 versus a partial period for period from March 17, 2014 (inception) through June 30, 2014 for our predecessor, as well as additional general and administrative expenses incurred as a result of being a publicly traded partnership as described above, which are not reflected in our historical financial statements.
Financing
Historically, our operations have not produced significant revenue, and all financing required for the construction of our initial assets was received from members’ capital contributions or from borrowings incurred under PennTex Operating’s $60 million revolving credit facility. In connection with the Offering, we repaid in full and terminated PennTex Operating’s $60 million revolving credit facility and the Partnership’s $275 million revolving credit facility became effective. The $275 million revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions.

Results of Operations
The following provides a summary of our results of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30, 2015	Period from March 17, 2014 (Inception) to June 30, 2014
	2015	2014
	(in thousands)
Revenue	$2,696	$—	$2,924	$—

Operating expenses:
General and administrative	2,679	1,259	4,933	1,384
Operating and maintenance	808	—	1,460	—
Depreciation and amortization expense	740	—	1,057	—
Impairment of surplus assets	2,483	—	2,483	—
Taxes other than income taxes	68	—	137	—
Total operating expenses	6,778	1,259	10,070	1,384
Operating income (loss)	$(4,082)	$(1,259)	$(7,146)	$(1,384)

Adjusted EBITDA (1)	$308	$(1,259)	$(2,439)	$(1,384)

Operating Data: (2)
Gathering (MMBtu/day)	36	—	23	—
Transportation (MMBtu/day)	37	—	37	—
Processing (MMBtu/day)	43	—	43	—
 (1) For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.
(2) The initial portion of our gathering pipeline commenced operations in December 2014 and the remaining portions commenced operations in May 2015, and, as a result, gathering operating data reflects full-period operations for the three and six months ended June 30, 2015. Our residue gas pipeline and the Lincoln Parish processing plant commenced operations on May 15, 2015, and, as a result, transportation and processing operating data reflects 47 days of operations for both the three and six months ended June 30, 2015.
Three months and six months ended June 30, 2015 compared to the three months ended June 30, 2014 and the period from March 17, 2014 (inception) through June 30, 2014
Our initial assets have been under construction since our inception, and our operations did not produce revenue until the initial portion of our gathering pipeline was placed into service in December 2014. Our gathering, processing and transportation revenues substantially commenced once our Phase I assets were placed into service in May 2015. Accordingly, there were no revenues for the three months ended June 30, 2014 or for the period from March 17, 2014 (inception) through June 30, 2014, while we recorded revenue of $2.7 million and $2.9 million the three months and six months ended June 30, 2015, respectively, approximately $2.0 million of which was earned after the Phase I assets were placed into service.
Memorial Resource conducted significant field work in the Terryville Complex beginning in late June 2015, which resulted in a deficiency payment of $0.5 million attributable to Memorial Resource’s undelivered minimum volume commitment under the processing agreement. This deficiency payment is recorded as deferred revenues and included in other current liabilities on our consolidated balance sheet. Memorial Resource resumed deliveries to our processing plant in July.
We did not incur operating and maintenance expenses in the periods prior to the Phase I assets being placed into service, although we incurred general and administrative expenses. For the three months ended June 30, 2015 compared to the three month period ended June 30, 2014 the total general and administrative expenses and the operating and maintenance expense increased approximately $2.2 million, which is primarily due to an increase in our construction activity and the commencement of operations of our Phase I assets. For the six months ended June 30, 2015 compared to the period from March 17, 2014 (Inception) to June 30, 2014, the total general and administrative expenses and the operating and maintenance expense increased approximately $5.0 million, of which $1.5 million is attributable to the commencement of our Phase I operations and the remaining $3.5 million is attributable to increased construction activity as well as the full period being reflected in the six months ended June 30, 2015.
We did not incur depreciation and amortization expenses prior to December 2014. The increase in the expenses in the three and six months ended June 30, 2015 are representative of the initial portion of the gathering system being placed into service in December 2014 and the remaining Phase I assets being placed into service in May 2015.

Liquidity and Capital Resources
Overview
Our ability to finance our operations, fund capital expenditures, pay cash distributions to unitholders and satisfy our indebtedness obligations depends on our ability to generate cash flow in the future. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. Please read “Item 1A. Risk Factors” included elsewhere in this report.
Historically, our sole sources of liquidity were member contributions and borrowings under PennTex Operating’s $60 million revolving credit facility. Following the completion of the Offering, our primary sources of liquidity have been the $22 million retained from the net proceeds of Offering and $84 million of borrowings under our $275 million revolving credit facility, substantially all of which were used to pay for capital expenditures related to the construction of our initial assets. We also expect that cash generated from our operations and future issuance of equity and debt securities will provide additional sources of liquidity.
We expect to distribute all of our available cash to unitholders in accordance with the terms of our partnership agreement. We believe that cash on hand, cash generated from operations and availability under our revolving credit facility will be adequate to meet our operating needs, our planned short-term capital and debt service requirements and our planned cash distributions to unitholders. We believe that future internal growth projects or potential acquisitions will be funded primarily through borrowings under our revolving credit facility or through issuances of debt and equity securities.
Management believes that our anticipated cash flows from operations and available borrowings under our revolving credit facility will be sufficient to meet our liquidity needs for the next 12 months.
Revolving Credit Facility
Our $275 million senior secured revolving credit facility became effective upon completion of the Offering. The revolving credit facility contains an accordion feature that allows us to expand the facility up to $400 million in certain circumstances. The revolving credit facility contains various affirmative and negative covenants and restrictive provisions that limit our ability (as well as the ability of our subsidiaries) to, among other things:

•	incur or guarantee additional debt, including certain hedging obligations;

•	make certain investments and acquisitions;

•	incur certain liens or permit them to exist;

•	alter our lines of business;

•	enter into certain types of transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer, sell or otherwise dispose of assets.
In addition, our revolving credit facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the revolving credit facility. Our revolving credit facility also requires us to maintain certain financial covenants. As of June 30, 2015, we were in compliance with the covenants under our revolving credit facility.
Our revolving credit facility contains customary events of default for facilities of this nature, including:

•	events of default resulting from our failure or the failure of any guarantors to comply with covenants and financial ratios;

•	the occurrence of a change of control;

•	the institution of insolvency or similar proceedings against us or any guarantor; and

•	the occurrence of a default under any other material indebtedness we or any guarantor may have.
Upon the occurrence and during the continuation of an event of default, subject to the terms and conditions of our revolving credit facility, our lenders may declare any outstanding principal of our revolving credit facility debt, together with accrued and unpaid interest, to be immediately due and payable and exercise other remedies.
Since its effectiveness, we have used, or expect to use, the revolving credit facility for capital expenditures required for the construction of our initial assets and to pay a portion of the distribution to unitholders for the second quarter. We expect to continue to use the credit facility for such uses going forward and also for permitted acquisitions, to provide for working capital requirements and for other general partnership purposes.
As of June 30, 2015, our maximum availability under our revolving credit facility was limited to $150 million based on our consolidated debt-to-capital ratio of 0.40 to 1.00.  As of June 30, 2015, we had $83.5 million drawn under our revolving credit facility and had $1.9 million of letters of credit outstanding bringing our availability at that time to $64.6 million.
For the fiscal quarter ending September 30, 2015, our availability is based on our maximum consolidated total leverage ratio of 5.25 to 1.00 and minimum consolidated interest coverage ratio of 2.50 to 1.00.
Working Capital
Working capital is the amount by which our current assets exceed our current liabilities. As of June 30, 2015, we had a working capital deficit of $1.6 million compared to a deficit of $20.5 million at December 31, 2014. Our working capital requirements have been primarily driven by the changes in accounts payable related to the construction of our assets and affiliated accounts payable related to services provided by our general partner. Following the Offering, our working capital requirements continue to be driven by changes in accounts payable related to the construction of our assets along with changes in accounts receivable and accounts payable due to the timing of collections from our customer and payments to suppliers, as well as the level of spending for maintenance for our Phase I assets. A material adverse change in operations or available financing under our revolving credit facility could impact our ability to fund our requirements for liquidity and capital resources.
Historical Cash Flow
All of the following discussions relate to the six months ended June 30, 2015 and the period from March 17, 2014 (Inception) to June 30, 2014. The following table and discussion presents a summary of our cash flow for the periods indicated:

	Six Months ended June 30, 2015	Period From March 17, 2014 (Inception) to June 30, 2014
	(in thousand)
Net cash provided by (used in):
Operating activities	$(8,435)	$(787)
Investing activities	$(171,258)	$(34,739)
Financing activities	$176,082	$35,544

Operating Activities.
Cash flows used in operating activities were $8.4 million and $0.8 million for the six months ended June 30, 2015 and the period from March 17, 2014 (Inception) to June 30, 2014, respectively.
Net loss was $7.2 million for the six months ended June 30, 2015 and $1.4 million for the period from March 17, 2014 (Inception) to June 30, 2014, respectively. The net loss for the six months ended June 30, 2015 was primarily due to general and administrative expenses related to the development of our initial assets and increased operating and maintenance expenses as a result of our Phase I assets being completed and placed into service, partially offset by revenue generated by the Phase I assets. The net loss for the period from March 17, 2014 (Inception) to June 30, 2014 was primarily attributable to general and administrative expenses allocated to us from PennTex Development, which managed our predecessor’s activities.
The components of working capital that had the most significant impact on operating cash flow during the current period were the general and administrative expenses due to PennTex Development that were paid and the prepayment of our insurance costs.
Investing Activities.
Cash flows used in investing activities were $171.3 million and $34.7 million for the six months ended June 30, 2015 and the period from March 17, 2014 (Inception) to June 30, 2014, respectively, which was used for expansion capital expenditures incurred in connection with the construction of our initial assets.
Financing Activities.
Historically, our cash flows from financing activities consisted of member contributions and borrowings from our predecessor’s revolving credit facility. These amounts included both cash contributed and amounts PennTex Development expended on our behalf. In connection with the Offering, we used the net proceeds of $223.0 million to repay in full our predecessor’s revolving credit facility (which was subsequently terminated), make cash distributions to the predecessor’s members and fund a portion of our capital expenditures. Additional borrowings from our revolving credit facility represent our main source of financing after the Offering.
Distributions
Our minimum quarterly distribution is $0.2750 per unit, which corresponds to an aggregate distribution of approximately $11.0 million per quarter and $44.0 million per year based on the common units and subordinated units outstanding as of June 30, 2015. On July 23, 2015, we announced that the board of directors of our general partner declared a quarterly cash distribution of $0.0665 per unit, or $2.7 million in the aggregate, which corresponds to a pro-rated minimum quarterly distribution for the 22-day period following the closing of the Offering on June 9, 2015 through June 30, 2015. The distribution will be paid on August 14, 2015 to unitholders of record on August 4, 2015. Although our partnership agreement requires that we distribute all of our available cash each quarter, we are not otherwise required to distribute a specified amount per unit.
Capital Requirements
Our business is capital-intensive, requiring significant investment to maintain and improve existing assets. We categorize capital expenditures as either:
•maintenance capital expenditures, which include those expenditures made to maintain, over the long term, our operating capacity, throughput or revenue, including the replacement of system components and equipment that have become obsolete or have approached the end of their useful lives; or
•expansion capital expenditures, which include those expenditures incurred in order to construct or acquire new midstream infrastructure and to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels.
We have budgeted approximately $230.4 million for capital expenditures during 2015. All of the capital expenditures are expansion capital expenditures and relate to the construction for our initial assets. For the six months ending June 30, 2015 approximately $151.5 million of the budgeted capital expenditures have been incurred for the construction of our initial assets.

Contractual Obligations

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Construction Contract(1)	$5,192	$5,192	$—	$—	$—
Construction Contract(2)	17,962	17,962	—	—	—
Total	$23,154	$23,154	$—	$—	$—
(1)Represents remaining payments under our turn-key construction contract payable upon acceptance of completion of Lincoln Parish processing plant.
(2)Represents remaining payments under our turn-key construction contract relating to the construction of our Mt Olive processing plant.

Non-GAAP Financial Measures
As described above in “—How We Evaluate our Operations—Adjusted EBITDA and Distributable Cash Flow,” we use Adjusted EBITDA and distributable cash flow as performance measures to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Additionally, Adjusted EBITDA is a financial measure reported to our lenders and used to determine compliance with certain of the financial covenants included in our revolving credit facility.
Adjusted EBITDA and distributable cash flow are non-GAAP financial measures. The GAAP measure most directly comparable to Adjusted EBITDA and distributable cash flow is net income (loss). Adjusted EBITDA and distributable cash flow should not be considered as alternatives to the GAAP measure of net income (loss). Adjusted EBITDA and distributable cash flow are not presentations made in accordance with GAAP and have important limitations as analytical tools because they include some, but not all, items that affect net income (loss). You should not consider Adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of results as reported under GAAP. Our definitions of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
Adjusted EBITDA for the three months ended June 30, 2015 includes the results of our predecessor’s operations for the period prior to the Offering on June 9, 2015. The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented, and further reconciles Adjusted EBITDA for the three months ended June 30, 2015 to Adjusted EBITDA and distributable cash flow attributable to the Partnership for the 22-day period following the closing of the Offering on June 9, 2015 through June 30, 2015:

	Three months ended June 30,		Six months ended June 30, 2015	Period from March 17, 2014 (Inception) to June 30, 2014
	2015	2014
	(in thousands)
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$(4,170)	$(1,259)	$(7,234)	$(1,384)
Add:
Interest expense, net	88	—	88	—
Depreciation and amortization expense	740	—	1,057	—
Changes to deferred revenue	528	—	528	—
Equity-based compensation expense	231	—	231	—
Non-cash contribution for general and administrative costs	408	—	408	—
Non-cash impairment	2,483		2,483	—
Adjusted EBITDA	$308	$(1,259)	$(2,439)	$(1,384)

Reconciliation of Adjusted EBITDA for the three months ended June 30, 2015 to Adjusted EBITDA and Distributable Cash Flow subsequent to the Offering (June 9, 2015 through June 30, 2015):

Adjusted EBITDA for the three months ended June 30, 2015	$308
Less:
Predecessor Adjusted EBITDA prior to the Offering	(747)
Adjusted EBITDA subsequent to the Offering (June 9, 2015 through June 30, 2015)	1,055
Less:
Cash interest expense	35
Maintenance capital expenditures	3
Distributable cash flow subsequent to the Offering (June 9, 2015 through June 30, 2015)	1,017
Less:
Distributions and distribution equivalents	2,702
Borrowings to fund distributions	$(1,685)

Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. The accounting policies discussed below are considered by management to be critical to an understanding of our financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations, equity or cash flows. For additional information concerning our other accounting policies, please read the notes to the financial statements included elsewhere in this quarterly report.
Revenue Recognition
We earn revenue from providing gathering, processing and transportation services of natural gas and NGLs to natural gas producers. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or service obligations have been fulfilled, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.
 Our gathering and transportation services can be provided under either firm or interruptible contracts. Typically, firm customers pay a “demand” or “capacity reservation” fee based on the amount of capacity being reserved, regardless of whether the capacity is used, plus a usage fee based on the amount of natural gas transported. However, our contracts with Memorial Resource provide only for capacity reservation fees, which are not dependent on the physical movement of volumes. As a result, capacity reservation fees will be considered earned in the period the service is provided. In the case of interruptible services, revenue is recognized based on a fee per-unit for the volumes actually gathered or transported.

Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures
The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.
Commodity Price Risk
All of our commercial contracts with Memorial Resource are 15-year, fee-based agreements, with no direct commodity price exposure to natural gas or NGLs. However, we are indirectly exposed through our customer’s economic decisions to develop and produce natural gas from which we receive revenues for providing gathering, processing and transportation services. Our contracts provide for minimum volume commitments, firm capacity reservation payments and plant tailgate dedications, which minimize our exposure to commodity price fluctuations.
Interest Rate Risk
As described above, our $275 million revolving credit facility became effective upon completion of the Offering. As of June 30, 2015, we had $83.5 million of borrowings outstanding under the revolving credit facility. We currently do not hedge the interest on portions of our borrowings under the revolving credit facility, although we may do so from time-to-time in order to manage risks associated with floating interest rates. A 1% increase in the effective interest rate on our outstanding borrowings at June 30, 2015 would result in an annual increase in our interest expense of approximately $0.8 million.
Credit Risk
We are exposed to credit risk. Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. For example, we are substantially dependent on Memorial Resource as our primary initial customer, and any event, whether in our area of operations or otherwise, that adversely affects Memorial Resource’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Our contracts have provisions pursuant to which we have the right to request and receive from the customer adequate security support in the form of letters of credit, cash collateral, prepayments or guarantees.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.
We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisers and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal injury and property damage or that these levels of insurance will be available in the future at economical prices.

Item 1A. Risk Factors.
We are subject to the risks set forth in our prospectus dated June 3, 2015 relating to our initial public offering and filed with the SEC on June 4, 2015, which were set forth under the caption “Risk Factors.”

Item 5. Other Information
None.

Item 6. Exhibits
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PennTex Midstream Partners, LP

August 10, 2015	By:	PennTex Midstream GP, LLC its general partner

	By:	/s/ Steven R. Jones
	Name:	Steven R. Jones
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Limited Partnership of PennTex Midstream Partners, LP (incorporated by reference to Exhibit 3.1 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

3.2
First Amended and Restated Agreement of Limited Partnership of PennTex Midstream Partners, LP, dated as of June 9, 2015 (incorporated by reference to Exhibit 3.1 to PennTex Midstream Partners, LP’s Current Report on Form 8-K filed with the Commission on June 9, 2015).

10.1
Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement, dated as of April 14, 2015, by and among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, MRD Operating LLC and PennTex North Louisiana, LLC (incorporated by reference to Exhibit 10.1 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.2
Amended and Restated Gas Processing Agreement, dated as of April 14, 2015, by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.2 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.3
Gas Gathering Agreement, dated as of April 14, 2015, by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.3 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.4
Gas Transportation Agreement, dated as of April 14, 2015, by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.4 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.5
Transportation Services Agreement, dated as of April 14, 2015, by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.5 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.6
Contribution, Conveyance and Assumption Agreement, dated as of June 9, 2015, by and among PennTex Midstream Partners, LP, PennTex Midstream Partners, LLC, PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, PennTex North Louisiana Operating, LLC and PennTex Midstream Operating, LLC (incorporated by reference to Exhibit 10.1 to PennTex Midstream Partners, LP’s Current Report on Form 8-K filed with the Commission on June 9, 2015).

10.7
Omnibus Agreement, dated as of June 9, 2015, by and among PennTex Midstream Partners, LP, PennTex Midstream GP, LLC and PennTex Midstream Partners, LLC (incorporated by reference to Exhibit 10.2 to PennTex Midstream Partners, LP’s Current Report on Form 8-K filed with the Commission on June 9, 2015).

10.8
Registration Rights Agreement, dated as of June 9, 2015, by and among PennTex Midstream Partners, LP, PennTex Midstream Partners, LLC and MRD WHR LA Midstream LLC (incorporated by reference to Exhibit 10.3 to PennTex Midstream Partners, LP’s Current Report on Form 8-K filed with the Commission on June 9, 2015).

10.9#
Services and Secondment Agreement, dated as of June 9, 2015, by and among PennTex Midstream Partners, LP, PennTex Midstream GP, LLC, PennTex Midstream Partners, LLC and PennTex Midstream Management Company, LLC (incorporated by reference to Exhibit 10.4 to PennTex Midstream Partners, LP’s Current Report on Form 8-K filed with the Commission on June 9, 2015).

10.10
PennTex Midstream Partners, LP 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to PennTex Midstream Partners, LP’s Current Report on Form 8-K filed with the Commission on June 9, 2015).

10.11
Amendment No. 1 to Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement, dated as of May 20, 2015, by and among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, MRD Operating LLC and PennTex North Louisiana, LLC (incorporated by reference to Exhibit 10.14 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.12
Amendment No. 1 to Amended and Restated Gas Processing Agreement, dated as of May 20, 2015, by and between PennTex North Louisiana, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.15 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.13
Amendment No. 1 to Gas Gathering Agreement, dated as of May 20, 2015, by and between PennTex North Louisiana, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.16 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.14
First Amendment to MLP Credit Agreement, dated as of May 6, 2015, among PennTex Midstream Partners, LP, as borrower, Royal Bank of Canada, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.13 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.15*	Amendment No. 2 to Amended and Restated Gas Processing Agreement, dated as of August 5, 2015, between PennTex North Louisiana, LLC and MRD Operating LLC.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document
 * Filed as an exhibit to this Quarterly Report on Form 10-Q.
** Furnished as an exhibit to this Quarterly Report on Form 10-Q.
# Management contract or compensatory plan or arrangement.

Pursuant to Item 601(b)(2) of Regulation S-K, the registrant agrees to furnish a supplemental copy of any omitted exhibit or schedule to the SEC upon request.