Form 10-Q
period 2015-09-30
PennTex Midstream Partners, LP
filed 2015-11-06
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 3, 2015, the registrant had 20,000,000 common units and 20,000,000 subordinated units outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except outstanding units)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,761	$17,471
Accounts receivable, net	276	—
Accounts receivable—related party	9,059	22
Prepaid and other current assets	2,840	175
Total current assets	14,936	17,668
Property, plant and equipment	364,874	164,074
Accumulated depreciation	(2,575)	(104)
Property, plant and equipment, net	362,299	163,970
Intangible assets, net	20,213	8,410
Prepaid and other non-current assets	—	1,335
Deferred debt issuance costs	1,350	400
Total non-current assets	383,862	174,115
Total assets	$398,798	$191,783

Liabilities
Current liabilities:
Accounts payable	$26,407	$5,506
Accounts payable—related party	1,427	1,988
Other current liabilities	10,247	30,631
Total current liabilities	38,081	38,125
Long-term debt, net	113,659	59,433
Other non-current liabilities	91	13
Total liabilities	151,831	97,571

Equity
Partners’ equity:
Limited Partners:
Common units (20,000,000 units issued and outstanding as of September 30, 2015)	227,640	—
Subordinated units (20,000,000 units issued and outstanding as of September 30, 2015)	19,327	—
General partner	—	—
Total partners’ equity	246,967	—
Predecessor capital:
Membership interests—PennTex NLA Holdings, LLC	—	95,984
Membership interests—MRD WHR LA Midstream LLC	—	(1,772)
Total equity	246,967	94,212
Total liabilities and equity	$398,798	$191,783
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per unit amounts)

	Three Months		Nine Months Ended September 30, 2015	Period from March 17, 2014 (Inception) through September 30, 2014
	Ended September 30,
	2015	2014

Revenues	$11,225	$—	$14,150	$—

Operating expenses:
Cost of revenues	1,610	—	1,610	—
General and administrative expense	3,625	1,333	8,559	2,717
Operating and maintenance expense	1,903	30	3,363	30
Depreciation and amortization expense	1,608	3	2,665	3
Impairment of surplus assets	—	—	2,483	—
Taxes other than income taxes	(2)	—	135	—
Total operating expenses	8,744	1,366	18,815	2,750
Operating income (loss)	2,481	(1,366)	(4,665)	(2,750)
Interest expense, net	(461)	—	(549)	—
Net income (loss)	2,020	$(1,366)	(5,214)	$(2,750)
Less: Predecessor loss prior to the Offering on June 9, 2015	—		(6,684)
Partnership’s interest in net income subsequent to the Offering on June 9, 2015	$2,020		$1,470

Earnings (loss) per common unit: (Note 8)
Basic	$0.09	$—	$0.08	$—
Diluted	$0.09	$—	$0.08	$—

Weighted average common and common equivalent units outstanding:
Basic	20,000,000	—	20,000,000	—
Diluted	20,000,000	—	20,000,000	—

Cash distribution declared per unit	$0.2750	$—	$0.3415	$—

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30, 2015	Period from March 17, 2014 (Inception) through September 30, 2014

Operating activities
Net loss	$(5,214)	$(2,750)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,665	3
Amortization of deferred debt issuance costs	151	—
Accretion of debt discount	390	—
Equity-based compensation expense	1,288	—
Non-cash contribution for general and administrative costs	1,908	—
Non-cash impairment	2,483	—
Changes in operating assets and liabilities:
Accounts receivables	(9,420)	—
Prepaid and other current assets	(2,514)	(51)
Accounts payable	(121)	8
Accounts payable—related party	(814)	2,350
Other current liabilities	418	59
Cash provided by (used in) operating activities	(8,780)	(381)

Investing activities
Property, plant and equipment expenditures	(202,798)	(56,223)
Intangible assets expenditures	(9,526)	(4,061)
Cash used in investing activities	(212,324)	(60,284)

Financing activities
Payments on long-term debt	(60,500)	—
Proceeds from long-term debt	118,000	16,906
Payments for debt issuance costs	(4,662)	(224)
Proceeds from initial public offering	223,021	—
Contributions from predecessor’s members	103,750	59,099
Distributions to predecessor’s members	(165,838)	—
Distributions to unitholders	(2,660)	—
Costs of the Offering	(4,675)	—
Payments for distribution equivalents	(42)	—
Cash provided by financing activities	206,394	75,781
Net change in cash and cash equivalents	(14,710)	15,116
Cash and cash equivalents—beginning of period	17,471	—
Cash and cash equivalents—end of period	$2,761	$15,116

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Partnership
	General Partner	Common Units	Subordinated Units	PennTex NLA Holdings, LLC	MRD WHR LA Midstream LLC	Total
Balance at March 17, 2014 (Inception)	$—	$—	$—	$—	—	$—
Contribution from member at Inception	—	—	—	3,106	—	3,106
Net loss	—	—	—	(2,955)	(1,772)	(4,727)
Predecessor capital contributions	—	—	—	95,833	—	95,833
Balance at December 31, 2014	—	—	—	95,984	(1,772)	94,212
Net income (loss)—January 1 to June 9, 2015 (prior to the Offering)	—	—	—	(4,177)	(2,507)	(6,684)
Capital contributions from predecessor’s members	—	—	—	69,622	35,345	104,967
Exchange for predecessor membership interests	—	7,689	18,968	(55,305)	28,648	—
Proceeds from the Offering, net of costs	—	223,021	—	—	—	223,021
Costs of the Offering	—	(4,675)	—			(4,675)
Distributions to predecessor’s members	—	—	—	(106,124)	(59,714)	(165,838)
Equity-based compensation expense	—	1,288	—	—	—	1,288
Non-cash contribution for general and administrative expenses	1,908	—	—	—	—	1,908
Distributions to unitholders	—	(1,330)	(1,330)	—	—	(2,660)
Payments for distribution equivalents	—	(42)	—	—	—	(42)
Net income (loss) - June 9 to September 30	(1,908)	1,689	1,689	—	—	1,470
Balance at September 30, 2015	$—	$227,640	$19,327	$—	—	$246,967

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
PennTex Development was formed by members of its management team and Natural Gas Partners (“NGP”) to develop multi-basin midstream growth platforms focused on organic growth projects in partnership with oil and natural gas producers. On March 17, 2014, PennTex NLA Holdings, LLC, a wholly-owned subsidiary of PennTex Development (“PennTex NLA”), entered into a joint venture, PennTex North Louisiana, LLC (“PennTex Operating”), with MRD WHR LA Midstream LLC, an affiliate of NGP (“MRD WHR LA”), to develop the Partnership’s initial assets.
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
Business
The Partnership’s initial assets are located in the Terryville Complex in northern Louisiana and were developed in two phases. The first phase of development, referred to as Phase I, was completed in May 2015 and includes the Lincoln Parish Plant, a 200 MMcf/d design-capacity, cryogenic natural gas processing plant, and related natural gas gathering and residue gas transportation pipelines. The second phase of development, referred to as Phase II, was completed in September 2015 and includes the Mt. Olive Plant, a 200 MMcf/d design-capacity, cryogenic natural gas processing plant, an NGL transportation pipeline and additions to the residue gas pipeline. In addition to the development of these initial assets, the Partnership expects to pursue other opportunities for organic development and growth as producers in the region continue to increase production.
MRD Operating LLC (“MRD Operating”), which is a wholly-owned subsidiary of Memorial Resource Development Corp., an affiliate of NGP, is the Partnership’s primary customer and is a related party. WildHorse Resources II, LLC (“WHR II”), an affiliate of NGP, is the Partnership’s other customer and is a related party.
The Partnership operates and manages the business as one reportable segment. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this report) necessary for their fair presentation. The accompanying interim consolidated financial statements do not include all notes that would be included in the Partnership’s annual financial statements and therefore should be read in conjunction with the historical audited financial statements of PennTex Operating and the footnotes thereto included in the Partnership’s prospectus dated June 3, 2015 and filed with the SEC on June 4, 2015.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

The statement of operations included in the accompanying unaudited consolidated financial statements also includes expense allocations for certain partnership functions historically performed by PennTex Development, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal and procurement and information technology. These allocations are based primarily on specific identification of time and/or activities associated with pre-construction and construction activities, employee headcount or capital expenditures. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general and administrative expenses from PennTex Development, are reasonable. General and administrative expenses allocated to the Partnership for which the Partnership will reimburse PennTex Development are reflected as a payable due to a related party.
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
Accounts Receivable
Accounts receivable relate to gathering, processing and other services provided to our customers and are recorded in the Consolidated Balance Sheet net of an allowance for doubtful accounts, if necessary. At September 30, 2015 and December 31, 2014, the Partnership had accounts receivable with a related party of $9.1 million and $22 thousand, respectively.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

assets are as follows:

Range of Useful Lives (in years)
Gathering, processing and transportation	30
Vehicles	5
Hardware and software	5 to 7
General and other	3 to 7
Land	N/A
Management periodically reviews property, plant and equipment for impairment, as well as whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No impairments related to property, plant and equipment were recorded for the period from March 17, 2014 (Inception) through December 31, 2014. During the nine month period ended September 30, 2015, the Partnership recognized an impairment of surplus equipment of $2.5 million. No impairments were recorded for the three months ended September 30, 2015.
Fair Value Measurements
Fair value is defined as the price that would be received if the Partnership were to sell an asset or to pay to transfer a liability in an orderly transaction between market participants at a specified measurement date. Fair value estimates are based on either (a) actual market data or (b) assumptions that other market participants would use in pricing an asset or liability, including estimates of risk. A three-tier hierarchy has been established that classifies fair value amounts recognized or disclosed in the financial statements. The hierarchy considers fair value amounts based on observable inputs (Levels 1 and 2) to be more reliable and predictable than those based primarily on unobservable inputs (Level 3). The characteristics of fair value amounts classified within each level of the hierarchy are described as follows:
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
Capitalized Interest
Capitalized interest is determined by multiplying the Partnership’s weighted-average borrowing cost on its debt by the average amount of qualifying costs incurred for an asset. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depreciation or impairment.
Asset Retirement Obligations
Accounting standards related to asset retirement obligations require the Partnership to evaluate whether future asset retirement obligations exist and whether the expected retirement date and the related costs of retirement can be estimated. Management has concluded that the Partnership’s assets, which primarily consist of pipelines and processing plants, will operate for an indeterminate future period when properly maintained. A liability for asset retirement obligations is recorded only if and when a future retirement obligation for assets with a determinable life is identified. There are no asset retirement obligations as of September 30, 2015, because there is not sufficient information to reasonably estimate such obligations and there are no current intentions of discontinuing use of any significant assets.
Revenue Recognition
The Partnership earns revenue from gathering, processing and transportation services provided to its customers. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

has occurred or service obligations have been fulfilled, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured.
Deferred Revenue
The Partnership’s gas processing agreement with MRD Operating requires MRD Operating to pay a fee based on the volume of gas actually processed, subject to minimum volume commitments over each quarterly period. To the extent that, in any quarter, MRD Operating fails to deliver the applicable cumulative minimum volume commitment, MRD Operating is required to pay a deficiency fee to the Partnership. The amount paid to the Partnership as a deficiency fee is characterized as unearned revenue, and is reported as deferred revenue, either as other current liabilities or as other non-current liabilities, in the Consolidated Balance Sheets. Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. See Note 9 Commitments and Contingencies for further discussion of the gas processing agreement.
Equity-Based Compensation
The financial statements reflect various equity-based compensation awards granted by PennTex Development, as well as compensation expense associated with the Partnership’s plans. These awards include profits interests awards, restricted stock, stock options, restricted units and phantom units. For purposes of these consolidated financial statements, the Partnership recognized as expense in each period the required allocation from PennTex Development.
The Partnership recognizes compensation expense related to equity-based awards granted based on the estimated fair value of the awards on the date of grant, net of estimated forfeitures (see Note 6). The fair value of the equity-based awards on the grant date is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within such reporting period, with earlier adoption not permitted. This guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact of the provisions of this guidance on the consolidated financial position, results of operations and cash flows. In July 2015, the FASB amended earlier guidance that defers the effective date of the guidance issued in May 2014 on revenue recognition by one year, as well as provides the option for early adoption in annual reporting periods beginning after December 15, 2016. We anticipate adopting this guidance in fiscal 2019 and are currently evaluating the impact on our consolidated financial statements.
In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance must be adopted retrospectively to each prior reporting period presented and disclosures will be required for a change in accounting principles. Upon adoption of this standard, the balance of long-term debt, net, will be reduced by the balance of debt issuance costs, net, on the Consolidated Balance Sheets.
In August 2015, the FASB issued guidance that further clarifies the measurement of debt issuance costs related to line-of-credit arrangements. We expect to adopt this guidance during fiscal 2017, and we are currently evaluating the impact on our consolidated financial statements.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

3. Identifiable Intangible Assets
Identifiable intangible assets, which are subject to amortization, consist of the following (in thousands):

	December 31, 2014
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$8,419	$9	$8,410
Total		$8,419	$9	$8,410

	September 30, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$20,420	$207	$20,213
Total		$20,420	$207	$20,213

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	Useful Lives (in years)	September 30, 2015	December 31, 2014
Gathering, processing and transportation	30	$361,366	$32,068
Vehicles	5	550	314
Hardware and software	5 to 7	125	5
Other	3 to 7	927	40
Land(1)	N/A	1,666	—
Total		364,634	32,427
Less accumulated depreciation		(2,575)	(104)
Net of accumulated depreciation		362,059	32,323
Construction in progress		240	131,647
Property, plant and equipment		$362,299	$163,970
(1) Land in the amount of $1.7 million was presented as part of construction in progress as of December 31, 2014.
Depreciation expense for the three and nine months ended September 30, 2015 was $1.5 million and $2.5 million, respectively, and there was $3 thousand for the period from March 17, 2014 (Inception) through September 30, 2014.
Interest expense related to the credit facilities of $1.1 million and $2.5 million for the three and nine months ended September 30, 2015, respectively, was capitalized in the construction of our initial assets in property, plant and equipment.

5. Long-term Debt
The Partnership’s debt obligations consisted of the following (in thousands) as of the below dates:

	September 30, 2015	December 31, 2014
$275 million MLP revolving credit facility	$117,500	$—
$60 million OpCo revolving credit facility	—	60,000
Unamortized debt discounts	(3,841)	(567)
Total long-term debt	$113,659	$59,433
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. The Partnership’s assets have been pledged as collateral for this credit facility.
The MLP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict the Partnership’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of the Partnership’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries of the Partnership as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. The Partnership is required to comply with a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio with respect to the fiscal quarter ending September 30, 2015. As of September 30, 2015, borrowings under the MLP revolving credit facility were limited to $156.8 million based on the consolidated leverage ratio, of which $37.5 million was available. As of September 30, 2015, the Partnership was in compliance with the covenants under the MLP revolving credit facility.
The borrowed amounts are subject to interest based upon the current consolidated total leverage ratio at the time of the borrowing. At the Partnership’s discretion it can borrow utilizing either Eurodollar loans or Alternate Base Rate (“ABR”) loans. Interest on Eurodollar loans is based on the LIBOR plus an applicable margin that varies between 2.00% and 3.25% based on the consolidated total leverage ratio. Interest on ABR loans is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1.50% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.0% and plus an applicable margin that varies between 1.00% and 2.25% based on the consolidated total leverage ratio. The unused portion of the credit facility is subject to a commitment fee, which is 0.50% multiplied by the amount of the unused commitment. As of September 30, 2015, the weighted average interest rate on outstanding borrowings was 3.6%. The fair value of the long term-debt approximates the carrying amount because the interest rate is variable and reflective of market rates.
The following table sets forth the outstanding borrowings, letters of credit issued and available borrowing capacity under the MLP revolving credit facility as of September 30, 2015 (in thousands):

Total size of the MLP revolving credit facility	$275,000

Total borrowing capacity (limited by covenants)	$156,841
Less: Outstanding borrowings	117,500
Less: Letters of credit issued	1,871
Available borrowing capacity	$37,470
The Partnership capitalized fees of $1.5 million associated with the MLP revolving credit facility and the OpCo revolving credit facility described below, which are included on the Consolidated Balance Sheet as deferred debt issuance costs, and will amortize these fees over the life of the MLP revolving credit facility. Unamortized deferred debt issuance costs as of September 30, 2015 totals $1.4 million. In addition, the Partnership paid debt origination fees of $4.3 million related to the facilities, which are included on the Consolidated Balance Sheet as a contra long-term debt, and will amortize these fees over the life of the MLP revolving credit facility. The Partnership had unamortized debt discount costs of $3.8 million as of September 30, 2015.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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
The total value at grant date was $12.2 million, of which $1.0 million and $1.2 million was amortized during the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, there was $11.0 million of unrecognized expense. The Partnership also granted 5,000 phantom units with a vesting period of approximately one year to each of two non-employee directors of the general partner. The total value of those two grants at the grant dates was $0.2 million, of which $46 thousand was amortized during the period ending September 30, 2015. See note 12 for discussion of subsequent grant under the 2015 LTIP.
The following table summarizes the changes in the phantom units outstanding for the nine months ended September 30, 2015:

	Nine Months Ended September 30, 2015
	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Beginning of period	—	—	—
Granted	630,200	$19.65	1.7
Vested	—	—	—
Forfeited	—	—	—
End of period	630,200	$19.65	1.7

7. Partnership and Equity Distributions
Minimum Quarterly Distribution
The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides for a minimum quarterly distribution of $0.2750 per unit for each quarter, or $1.10 per unit on an annualized basis. On October 23, 2015, the Partnership announced a distribution of $0.2750 per unit for the third quarter of 2015. This distribution will be paid on November 13, 2015 to unitholders of record on November 3, 2015. The payment of the full minimum quarterly distribution on the outstanding common units and subordinated units requires the Partnership to have cash available for distribution of $11.0 million per quarter, or $44.0 million per year.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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

8. Earnings per Unit
The Partnership’s net income is allocated to the limited partners, including the holders of the subordinated units, in accordance with their respective ownership percentages, after giving effect to incentive distributions and expenses incurred by the general partner and its affiliates on behalf of the Partnership that are not required to be reimbursed by the Partnership.  These expenses are allocated solely to the general partner because the Partnership is not required to reimburse the general partner for these expenses. Accordingly, these expenses are disregarded in determining the limited partners’ share in earnings of the Partnership.
The Partnership computes earnings per unit using the two-class method for master limited partnerships as prescribed in the guidance Accounting Standards Codification (“ASC”) 260. The two-class method requires that securities that meet the definition of a participating security be considered for inclusion in the computation of basic earnings per unit. Under the two-class method, earnings per unit is calculated as if all of the earnings for the period were distributed under the terms of the Partnership Agreement, regardless of whether the general partner has discretion over the amount of distributions to be made in any particular period, whether those earnings would actually be distributed during a particular period from an economic or practical perspective, or whether the general partner has other legal or contractual limitations on its ability to pay distributions that would prevent it from distributing all of the earnings for a particular period.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

The following table illustrates the Partnership’s calculation of net income per unit for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015(1)
	(in thousands, except unit and per unit amounts)
Partnership’s interest in net income subsequent to the Offering on June 9, 2015	$2,020	$1,470
Less: Net income (loss) attributable to general partner	(1,500)	(1,908)
Net income (loss) attributable to the Partnership subsequent to the Offering	3,520	3,378
Less: General partner’s distribution(2)	—	—
Distribution declared on IDRs(2)	—	—
Payments for distribution equivalents (2)(3)	172	215
Limited partners’ distribution declared on common units(2)	5,500	6,830
Limited partners’ distribution declared on subordinated units(2)	5,500	6,830
Distribution less than (in excess of) net income (loss) attributable to the Partnership subsequent to the Offering	(7,652)	(10,497)
Distribution less than (in excess of) net income (loss) attributable to equity-based awards	(119)	(163)
Distribution less than (in excess of) net income (loss) attributable to limited partners	$(7,533)	$(10,334)
(1)For the period from June 9, 2015 to September 30, 2015.
(2)Distribution declared attributable to the periods indicated.
(3)Represents DERs to be paid in respect of phantom units.

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three Months Ended September 30, 2015
Net income (loss) attributable to limited partners:
Distribution declared(1)	$—	$5,500	$5,500	$11,000
Distribution less than (in excess of) net income (loss) attributable to the partnership subsequent to the Offering	—	(3,766)	(3,767)	(7,533)
Net income (loss) attributable to limited partners	$—	$1,734	$1,733	$3,467

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income (loss) per common unit:
Basic		$0.09	$0.09
Diluted		$0.09	$0.09
(1)Distribution declared attributable to the periods indicated.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Nine Months Ended September 30, 2015
Net income (loss) attributable to the limited partner unitholders:
Distribution declared(1)	$—	$6,830	$6,830	$13,660
Distribution less than (in excess of) net income (loss) attributable to the partnership subsequent to the Offering	—	(5,167)	(5,167)	(10,334)
Net income (loss) attributable to the limited partner unitholders(2)	$—	$1,663	$1,663	$3,326

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income (loss) per common unit:
Basic		$0.08	$0.08
Diluted		$0.08	$0.08
(1)Distribution declared attributable to the periods indicated.
(2)For the period from June 9, 2015 to September 30, 2015.

9. Commitments and Contingencies
Contractual Commitments
Gas Processing Agreement
The Partnership is a party to a 15-year gas processing agreement with MRD Operating to provide natural gas processing services at the Partnership’s processing plants. The initial term of the processing agreement commenced on June 1, 2015 and will end on October 1, 2030. Under the processing agreement, MRD Operating has agreed to deliver a minimum volume of gas for processing through the term of the agreement measured on a cumulative basis based on specified daily minimum volume thresholds. The daily minimum volume threshold was initially 115,000 MMBtu/d and increased to 345,000 MMBtu/d effective October 1, 2015. On July 1, 2016, MRD Operating’s daily minimum volume threshold increases to 460,000 MMBtu/d through June 30, 2026. During the first five years of this ten-year period, MRD Operating may from time to time, upon nine months’ notice, increase the daily minimum volume threshold in increments of 57,500 MMBtu/d up to an aggregate additional 230,000 MMBtu/d, subject to available capacity. On July 1, 2026, MRD Operating’s daily minimum volume thresholds will return to 345,000 MMBtu/d until June 1, 2030, after which it will decrease to 115,000 MMBtu/d through the remainder of the initial term of the processing agreement. Any volumes of gas delivered up to the then-applicable daily minimum volume threshold are considered firm reserved gas and are charged the firm fixed-commitment fee, and any volumes delivered in excess of such threshold are considered interruptible volumes and are charged the interruptible-service fixed fee. Pursuant to the processing agreement, MRD Operating must pay a deficiency payment based on the firm-commitment fixed fee with respect to a particular quarterly period if the cumulative minimum volume commitment as of the end of such period exceeds the sum of (i) the cumulative volumes processed under the processing agreement as of the end of such period plus (ii) volumes corresponding to deficiency payments incurred prior to such period. MRD Operating may utilize these deficiency payments as a credit for fees owed to the Partnership only to the extent it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. Additionally, all volumes delivered by MRD Operating in excess of the minimum volume commitment in a quarterly period apply against and reduce, on a one-for-one basis, the cumulative minimum volume commitment used to calculate deficiency payments for future quarterly periods. Deficiency payments are recorded as deferred revenue since MRD Operating may utilize these deficiency payments as credit for fees owed if it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. The Partnership will recognize deficiency payments into revenue once all contingencies or potential performance

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

obligations associated with the related volumes have either (i) been satisfied through the processing of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the processing agreement. Additionally, the gas processing agreement requires MRD Operating to reimburse a portion of the Partnership’s electricity expenses for electric compression at the processing plants.
On August 5, 2015, the parties amended the processing agreement to provide that MRD Operating may use the $0.5 million deficiency payment incurred with respect to the initial quarterly period, which began on June 1, 2015 and ended June 30, 2015, as a credit against processing fees owed to PennTex Operating for corresponding volumes of gas processed in excess of 161,000 MMBtu/d (on an average basis) for the three months ended September 30, 2015 and 345,000 MMBtu/d (on an average basis) for the three months ending December 31, 2015.  Additionally, pursuant to the amendment, if MRD Operating does not use the June 2015 deficiency payment to offset processing fees as described in the previous sentence, the June 2015 deficiency payment will expire at the end of 2015 and may not be used as a credit for any future processing fees owed by MRD Operating. Any portion of the June 2015 deficiency payment that is so credited will be recognized as revenue during the applicable period, and any unused portion of the June 2015 deficiency payment will be recognized as revenue at the end of 2015. During the three months ended September 30, 2015, PennTex Operating processed an average of 176,000 MMBtu/d for MRD Operating, and $0.4 million of the June 2015 deficiency payment was recognized as revenue.
On August 6, 2015, the Partnership entered into a fee-based gas processing agreement with WHR II, pursuant to which the Partnership has agreed to gather, process and transport natural gas for WHR II in northern Louisiana on an interruptible basis.
Gas Gathering Agreement
The Partnership is party to a gathering agreement with MRD Operating that commenced on December 20, 2014 and will remain in effect until June 1, 2030. The gathering agreement provides for the gathering of MRD Operating’s processable natural gas for delivery through the PennTex Gathering Pipeline to the Partnership’s processing plants (or delivery to DCP Midstream as described below). MRD Operating pays fees for gathering services provided by the Partnership, including a firm capacity reservation payment and a usage fee component that is subject to a minimum volume commitment. For the period from June 1, 2015 through November 30, 2019, (i) the firm capacity reservation payment is based on a daily capacity of 460,000 MMBtu/d (subject to certain credits relating to the availability of gathering capacity), calculated monthly, and (ii) the usage fee is based on volumes delivered into the gathering system, subject to a deficiency fee based on a specified minimum volume commitment that is calculated and paid on an annual basis. The specified minimum gathering volume commitment upon which the deficiency fee calculation is based equals MRD Operating’s then applicable daily minimum volume threshold under the processing agreement (excluding any optional increases by MRD Operating). Accordingly, the specified minimum gathering volume commitment will not be less than 115,000 MMBtu/d nor more than 460,000 MMBtu/d. Beginning December 1, 2019 through the end of the gathering agreement term, all volumes will be subject to a usage fee, subject to the deficiency fee and minimum volume commitment described above, and no firm capacity reservation payment will apply.
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
Gas Transportation Agreement
The Partnership is party to a 15-year natural gas transportation agreement with MRD Operating that commenced on June 1, 2015. The gas transportation agreement provides for the transportation of residue gas through the Partnership’s residue gas pipeline from the outlet of the Partnership’s processing plants to delivery points at interconnections with third-party natural gas transportation pipelines. MRD Operating pays a usage fee for all volumes transported under the gas transportation agreement. The gas transportation agreement includes a plant tailgate dedication pursuant to which all of MRD Operating’s residue gas produced from the Partnership’s processing plants are delivered for transportation on the Partnership’s residue gas pipeline.
Transportation Service Agreement
The Partnership is party to a 15-year NGL transportation services agreement with MRD Operating that commenced on October 1, 2015. The NGL transportation agreement provides for the transportation of NGLs through the Partnership’s NGL pipeline from the outlet of the Partnership’s processing plants to a delivery point connecting to DCP Midstream’s Black Lake pipeline in Ada, Louisiana. MRD Operating pays a usage fee for all volumes transported under the NGL transportation agreement. The NGL transportation agreement includes a plant tailgate dedication pursuant to which all of MRD Operating’s NGLs produced from the Partnership’s processing plants are delivered for transportation on the Partnership’s NGL pipeline. The NGL transportation agreement is subject to the terms of a tariff filed with FERC.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

Services and Secondment Agreement
In connection with the closing of the Offering, the Partnership entered into a 10-year services and secondment agreement with the general partner, PennTex Development and PennTex Midstream Management Company, LLC (“PennTex Management”) pursuant to which PennTex Management seconds certain employees to the general partner to provide operational and maintenance services with respect to the Partnership’s initial assets. The Partnership is obligated to reimburse PennTex Management for the cost of any seconded employees, including wages and benefits, on a monthly basis.
 Additionally, the Partnership pays an administrative fee to PennTex Development for the provision of various management and administrative services for the Partnership’s benefit, including executive services , financial and administrative services (including treasury and accounting), information technology, legal services, health, safety and environmental services, human resources services, business development services, investor relations and government relations, tax matters and insurance administration. The administrative fee is paid monthly and, for the year ended December 31, 2015, is calculated as follows: (i) for the period from June 9, 2015 to and including June 30, 2015, the administrative fee was $2,778 per day; (ii) for each month following June 30, 2015 and including September 2015, the month in which the Mt. Olive plant commenced commercial operations, the administrative fee was $83,333 per month; and (iii) for each month during the remainder of 2015, the administrative fee will be $166,667.
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
UOP Russell Gas Plant Sale and Installation Agreements
The Partnership is party to two gas plant sale and installation agreements with UOP Russell LLC (“UOP”) for the construction and installation of the Lincoln Parish and Mt. Olive plants and related facilities. These agreements are for a combined base amount of $179 million, plus certain early completion incentive payments and additional amounts pursuant to change orders, payable based on reaching specific milestones. The Lincoln Parish plant was completed in May 2015 and the Mt. Olive plant was completed in September 2015. As of September 30, 2015, the Partnership has paid $163.0 million to UOP and expects to pay an additional $29.7 million to UOP under these agreements, of which $25.2 million is accrued.
Guarantees or Other Support
The Partnership entered into one or more letters of credit to certain vendors in relation to the construction of the electric infrastructure necessary for supplying power to the processing plants. These letters of credit are backed by the Partnership’s revolving credit facility as collateral support.
Legal Proceedings
The Partnership may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. The Partnership regularly analyzes current information and, as necessary, will provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2015, there are no pending legal matters that would have a material impact on the results of operations, financial position or cash flows.

10. Related-Party Transactions
Commercial Contracts
The Partnership has entered into commercial agreements with MRD Operating and WHR II for the gathering, processing and transportation of natural gas and NGLs (see Note 9 Commitments and Contingencies). During the period from March 17, 2014 (Inception) through September 30, 2014, the Partnership reported no revenue, and for the three and nine month periods ended September 30, 2015, the Partnership had revenue of $11.2 million and $14.1 million, respectively, from these contracts. As of September 30, 2015 and December 31, 2014, the Partnership had accounts receivable from related parties on the Consolidated Balance Sheet of $9.1 million and $22 thousand, respectively.
Operational, General and Administrative Services
The Partnership does not have employees and the officers of the general partner, who are also officers of PennTex Development, manage the operations and activities of the Partnership. All operational, general and administrative responsibilities are performed by employees of PennTex Management pursuant to the services and secondment agreement and for which the Partnership reimburses or pays a specified administrative fee to PennTex Management, which is settled in cash monthly. In addition, the Partnership is allocated additional general and administrative expenses to the extent that the

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

administrative fee paid under the services and secondment agreement is less than the Partnership’s share of PennTex Development’s overall general and administrative expenses, which allocation is not payable in cash and is recorded as a non-cash general and administrative expense of the Partnership. The non-cash general and administrative expense is recorded as a non-cash contribution to the Partnership by the general partner. The Partnership’s allocated general and administrative expenses and operating and maintenance expenses consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2015	Period from March 17, 2014 (Inception) through September 30, 2014
	2015	2014
Allocated general and administrative expenses:
Cash	$250	$1,223	$3,842	$2,221
Non-cash	1,500	—	1,908	—
Operating and maintenance expenses	1,002	—	2,236	—
Total	$2,752	$1,223	$7,986	$2,221

The Partnership had outstanding accounts payable to PennTex Development of $1.3 million as of September 30, 2015 and $2.0 million as of December 31, 2014.

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
As disclosed in Note 2 Summary of Significant Accounting Policies-Revenue Recognition, the Partnership has entered into long-term commercial agreements with MRD Operating. The Partnership is dependent on this customer’s creditworthiness and performance under these agreements.

12. Subsequent Events
On November 6, 2015, David C. Lawler was appointed as a member of the board of directors (the “Board”) of the Partnership’s general partner. Mr. Lawler was also appointed to the Audit Committee of the Board. In connection with his appointment, Mr. Lawler received an initial grant of 5,000 phantom units and corresponding DERs under the 2015 LTIP.

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
Our Operations
We developed our initial assets in two phases. Phase I commenced operations in May 2015 and includes the Lincoln Parish Plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant, and related natural gas gathering and residue gas transportation pipelines. Phase II commenced operations in September 2015 and includes the Mt. Olive Plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant, an NGL transportation pipeline and additions to our residue gas pipeline.
We generate substantially all of our revenues pursuant to 15-year, fee-based commercial agreements with Memorial Resource, an NGP-affiliated independent natural gas and oil partnership focused on the development of liquids-rich natural gas opportunities in multiple zones in the Cotton Valley formation. Our gathering and processing agreements contain minimum volume commitments, our gathering agreement contains firm capacity reservation payments and our residue gas and NGL transportation agreements contain plant tailgate dedications for natural gas processed at our processing plants. We believe these commercial agreements provide long-term stability to our business.
Additionally, we are party to an Area of Mutual Interest and Exclusivity Agreement with Memorial Resource pursuant to which we have the exclusive right to provide midstream services to support Memorial Resource’s current and future production on its operated acreage within northern Louisiana (other than production subject to existing third-party commitments). Our initial assets are designed to accommodate the projected future production growth of Memorial Resource and to allow us to pursue volumes from additional third parties.
As we do not take ownership of the natural gas and NGLs that we gather, process and transport under our agreements with Memorial Resource, we generally do not have direct exposure to fluctuations in commodity prices. However, we have indirect exposure to commodity prices in that persistently low commodity prices may cause Memorial Resource and any other customers to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering, processing and transporting on our systems. In addition, we take title to and resell NGLs that we process pursuant to an interruptible processing agreement with WildHorse Resources II, an NGP-affiliated company operating in the Cotton Valley formation, which results in some direct commodity price exposure. However, because this is an interruptible agreement, we are not obligated to process any specified volume of gas and we are not required to purchase any NGLs under the agreement.
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
Contract Mix and Volumes
Our results are driven primarily by fees assessed for volumes of natural gas that we gather and process and volumes of residue gas and NGLs that we transport for our customers. In order to limit our direct exposure to commodity price volatility, where possible, we have and will continue to seek to enter into multi-year, fee-based contracts. If market conditions do not allow us to enter into fee-based contracts, we may enter into contracts that expose us to commodity price volatility. Additionally, we seek to enter into contracts containing firm volume commitments or similar arrangements to provide revenue certainty for our assets, particularly in the context of making investment decisions for new midstream infrastructure. To the extent our contracts contain usage-based fees, our results will depend on actual throughput volumes.
Our current contracts with Memorial Resource contain minimum volume commitments for natural gas processing, firm capacity reservation fees for natural gas gathering and interruptible fees for volumes in excess of those minimum and firm commitments, as applicable, and usage fees for residue gas and NGL transportation. Although these contracts are entirely fee-based and accordingly limit our commodity price exposure, the volume of natural gas that we gather, process or transport depends on successful drilling and production activity in the Terryville Complex, and we generally expect the level of drilling and production to positively correlate with long-term trends in commodity prices.
Operating Costs and Expenses
The primary components of our operating costs and expenses that we evaluate include operations and maintenance and general and administrative. Our general and administrative expenses reflected in our historical financial statements largely reflect costs during a period of construction and development in a privately-held partnership. We expect to incur additional operating costs and expenses following the completion of our initial assets and due to additional general and administrative costs and expenses incurred as a result of being a publicly traded partnership.
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

Adjusted EBITDA and Distributable Cash Flow
We use Adjusted EBITDA and distributable cash flow as performance measures to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. We define Adjusted EBITDA as net income, plus interest expense, income taxes, depreciation and amortization, changes in deferred revenue, equity-based compensation expense, non-cash general and administrative costs, non-cash loss (income) related to derivative instruments and gain (loss) and impairments on long-term assets. We define distributable cash flow as Adjusted EBITDA, less cash interest expense related to operating activities, net of interest income, income taxes paid and maintenance capital expenditures. Distributable cash flow does not reflect changes in working capital balances.
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
Construction of our Initial Assets
From the inception of PennTex Operating in March 2014 until September 2015, we were constructing our initial assets. The initial portion of our gathering pipeline was placed into service in December 2014, and the Lincoln Parish plant, our residue gas pipeline and the remaining portions of our gathering pipeline were placed into service in May 2015. The Phase II assets were completed and placed in service in September 2015.
Revenues
Prior to the completion of our Phase I assets in May 2015 we had limited revenues from our gathering pipeline. Following the completion of our Phase I assets in May 2015 and the commencement of our processing, gathering and gas transportation agreements with Memorial Resource on June 1, 2015, our financial results for the three and nine months ended September 30, 2015 reflect approximately four full months of operations and approximately two weeks of operations from certain of our Phase II assets completed in September 2015. Additionally, our future revenues will fluctuate based on the throughput volumes of natural gas and NGLs delivered by our customers in a given period.
General and Administrative Expenses
Our predecessor’s general and administrative expenses included charges for the management and operation of our business and certain expenses allocated for general corporate services, such as finance, accounting and legal services. These expenses were charged or allocated to our predecessor based on the nature of the expenses and our predecessor’s proportionate share of employee time and capital expenditures. Following the closing of the Offering, PennTex Development charges us directly for the management and operation of our business. General and administrative expenses reflects additional costs and expenses for the full nine months ended September 30, 2015 versus a partial period for period from March 17, 2014 (Inception)

through September 30, 2014 for our predecessor, as well as additional general and administrative expenses incurred as a result of being a publicly traded partnership as described above, which are not reflected in our historical financial statements.
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
Results of Operations
The following provides a summary of our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30, 2015	Period from March 17, 2014 (Inception) to September 30, 2014
	2015	2014
	(in thousands)
Revenue	$11,225	$—	$14,150	$—

Operating expenses:
Cost of Sales	1,610	—	1,610	—
General and administrative	3,625	1,333	8,559	2,717
Operating and maintenance	1,903	30	3,363	30
Depreciation and amortization expense	1,608	3	2,665	3
Impairment of surplus assets	—	—	2,483	—
Taxes other than income taxes	(2)	—	135	—
Total operating expenses	8,744	1,366	18,815	2,750
Operating income (loss)	$2,481	$(1,366)	$(4,665)	$(2,750)

Adjusted EBITDA (1)	$6,224	$(1,363)	$3,785	$(2,747)

Operating Data: (2)
Gathering (MMBtu/day)	182	—	77	—
Processing (MMBtu/day)	176	—	129	—
Transportation (MMBtu/day)	160	—	116	—
 (1) For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.
(2) The initial portion of our gathering pipeline commenced operations in December 2014 and the remaining portions commenced operations in May 2015, and, as a result, gathering operating data reflects full-period operations for the three and nine months ended September 30, 2015. Our residue gas pipeline and the Lincoln Parish processing plant commenced operations on May 15, 2015. Our Mt. Olive processing plant and additional residue gas pipelines commenced operations on September 12, 2015, and, as a result, transportation and processing operating data reflects 19 days of operations for both the three and nine months ended September 30, 2015.
Three and Nine Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014 and the Period from March 17, 2014 (Inception) through September 30, 2014
For the three months ended September 30, 2015, we recorded revenue of $11.2 million, of which $5.9 million relates to services provided under firm capacity reservations and minimum volume commitments and $3.3 million relates to services provided for usage and interruptible fees. Additionally, as described below, we recognized revenue of $0.4 million for the utilization of processing fee credits related to deficiency payments received for undelivered minimum volume commitments in the three months ended June 30, 2015. Our revenue also includes $1.6 million for electric compression reimbursement.

Memorial Resource incurred a deficiency payment of $0.5 million attributable to its undelivered minimum volume commitment under the gas processing agreement during June 2015, which was recorded as deferred revenue. Memorial Resource’s processing volumes during the three months ended September 30, 2015 exceeded the applicable volume threshold to use the June 2015 deficiency payment to offset processing fees owed to us. As a result, in accordance with the August 5, 2015 amendment to the gas processing agreement, $0.4 million of the June 2015 deficiency payment was recognized into revenue during the three months ended September 30, 2015 and the amount of deferred revenue included in current liabilities on our balance sheet decreased to $0.1 million as of September 30, 2015.
For the nine months ended September 30, 2015, we recorded revenue of $14.2 million, consisting of $7.7 million for services provided under firm capacity reservations and minimum volume commitments, $4.9 million for services provided for usage and interruptible fees and $1.6 million for electric compression reimbursement. We also recognized deferred revenue of $0.1 million for deficiency payments relating to undelivered minimum volume commitments under our gas processing agreement with Memorial Resource.
We did not incur material operating and maintenance expenses in the periods prior to the initial assets being placed into service, although we incurred general and administrative expenses. For the three months ended September 30, 2015 compared to the three month period ended September 30, 2014, the total general and administrative expenses and the operating and maintenance expense increased approximately $4.2 million, which is primarily due to the commencement of operations of our initial assets. The increase in general and administrative expenses includes a non-cash expense of $1.5 million for general and administrative expenses of PennTex Development allocated to the Partnership and amortization expenses of $0.8 million for phantom units granted in connection with the Offering. Operating and maintenance expenses for the three months ended September 30, 2015 includes amortization expense of $0.3 million for phantom units granted in connection with the Offering. For the three months ended September 30, 2015, our cost of revenues consists of approximately $1.6 million of electric compression expense.
For the nine months ended September 30, 2015 compared to the period from March 17, 2014 (Inception) to September 30, 2014, our total general and administrative expenses and operating and maintenance expenses increased approximately $9.2 million, of which $3.3 million is attributable to the commencement of operations of our initial assets and the remaining $5.8 million is attributable to the full period being reflected in the nine months ended September 30, 2015. The increase in general and administrative expenses includes a non-cash expense of $1.9 million for the allocated general and administrative expenses of PennTex Development allocated to the Partnership and amortization expenses of $1.0 million for phantom units granted in connection with the Offering. During the nine months ended September 30, 2015 we recorded an impairment of surplus assets of $2.5 million. Operating and maintenance expenses for the nine months ended September 30, 2015 includes amortization expense of $0.3 million for phantom units granted in connection with the Offering. For the nine months ended September 30, 2015, our cost of revenues consists of approximately $1.6 million of electric compression expense.
We did not incur material depreciation and amortization expenses prior to December 2014. The increase in these expenses in the three and nine months ended September 30, 2015 are attributable to the initial portion of the gathering system being placed into service in December 2014, the remaining Phase I assets being placed into service in May 2015 and the Phase II assets being placed into service in September 2015.

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
Historically, our sole sources of liquidity were member contributions and borrowings under PennTex Operating’s $60 million revolving credit facility. Following the completion of the Offering, our primary sources of liquidity have been the $22 million retained from the net proceeds of Offering and borrowings under our $275 million revolving credit facility, substantially all of which were used to pay for capital expenditures related to the construction of our initial assets. We also expect that cash generated from our operations and future issuance of equity and debt securities will provide additional sources of liquidity.
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
In addition, our revolving credit facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the revolving credit facility. Our revolving credit facility also requires us to maintain certain financial covenants. As of September 30, 2015, we were in compliance with the covenants under our revolving credit facility.
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
Since its effectiveness, we have used, or expect to use, the revolving credit facility for capital expenditures required for the construction of our initial assets and to pay a portion of the distribution to unitholders for the third quarter. We expect to continue to use the credit facility for such uses going forward and also for permitted acquisitions, to provide for working capital requirements and for other general partnership purposes.
As of September 30, 2015, our borrowing capacity under our revolving credit facility was limited to $157 million based on our consolidated total leverage ratio of 5.25 to 1.00.  As of September 30, 2015, we had $117.5 million drawn under our revolving credit facility and had $1.9 million of letters of credit outstanding bringing our availability at that time to $37.5 million.
Working Capital
Working capital is the amount by which our current assets exceed our current liabilities. As of September 30, 2015, we had a working capital deficit of $23.1 million compared to a deficit of $20.5 million at December 31, 2014. Our working capital requirements have been primarily driven by the changes in accounts payable related to the construction of our assets and affiliated accounts payable related to services provided by our general partner. Following the Offering, our working capital requirements continue to be driven by changes in accounts payable related to the construction of our assets along with changes in accounts receivable and accounts payable due to the timing of collections from our customers and payments to suppliers. A material adverse change in operations or available financing under our revolving credit facility could impact our ability to fund our requirements for liquidity and capital resources.

Historical Cash Flow
All of the following discussions relate to the nine months ended September 30, 2015 and the period from March 17, 2014 (Inception) to September 30, 2014. The following table and discussion presents a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30, 2015	Period From March 17, 2014 (Inception) to September 30, 2014
	(in thousand)
Net cash provided by (used in):
Operating activities	$(8,780)	$(381)
Investing activities	$(212,324)	$(60,284)
Financing activities	$206,394	$75,781
Operating Activities.
Cash flows used in operating activities were $8.8 million and $0.4 million for the nine months ended September 30, 2015 and the period from March 17, 2014 (Inception) to September 30, 2014, respectively.
Net loss was $5.2 million for the nine months ended September 30, 2015 and $2.8 million for the period from March 17, 2014 (Inception) to September 30, 2014, respectively. The net loss for the nine months ended September 30, 2015 was primarily due to expenses incurred prior to significant revenue generation. Once our initial assets were placed into service, we began generating revenues in excess of our expense. The net loss for the period from March 17, 2014 (Inception) to September 30, 2014 was primarily attributable to general and administrative expenses allocated to us from PennTex Development, which managed our predecessor’s activities.
The components of working capital that had the most significant impact on operating cash flow during the current period were accounts receivable and the prepayment of our insurance costs.
Investing Activities.
Cash flows used in investing activities were $212.3 million and $60.3 million for the nine months ended September 30, 2015 and the period from March 17, 2014 (Inception) to September 30, 2014, respectively, which were used for expansion capital expenditures incurred in connection with the construction of our initial assets.
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
Distributions
Our minimum quarterly distribution is $0.2750 per unit, which corresponds to an aggregate distribution of $11.0 million per quarter and $44.0 million per year based on the common units and subordinated units outstanding as of September 30, 2015. On October 23, 2015, we announced that the board of directors of our general partner declared a quarterly cash distribution of $0.2750 per unit, or $11.0 million in the aggregate. The distribution will be paid on November 13, 2015 to unitholders of record on November 3, 2015. Although our partnership agreement requires that we distribute all of our available cash each quarter, we are not otherwise required to distribute a specified amount per unit.
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
We have budgeted approximately $230.4 million for capital expenditures during 2015. All of the capital expenditures are expansion capital expenditures and relate to the construction for our initial assets. For the nine months ended September 30, 2015 approximately $212.8 million of the budgeted capital expenditures have been incurred for the construction of our initial assets.
Contractual Obligations

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in millions)
Construction Contracts(1)	$29.7	$29.7	$—	$—	$—
Total	$29.7	$29.7	$—	$—	$—
(1)Represents remaining payments under our gas plant sale and installation agreements with UOP relating to the construction of our Lincoln Parish and Mt. Olive processing plants.

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

Adjusted EBITDA for the nine months ended September 30, 2015 includes the results of our predecessor’s operations for the period prior to the Offering on June 9, 2015. The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented, and further reconciles Adjusted EBITDA for the three months ended September 30, 2015 to Adjusted EBITDA and distributable cash flow attributable to the Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30, 2015	Period from March 17, 2014 (Inception) through September 30, 2014
	2015	2014
	(in thousands)
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$2,020	$(1,366)	$(5,214)	$(2,750)
Add:
Interest expense, net	461	—	549	—
Depreciation and amortization expense	1,608	3	2,665	3
Changes to deferred revenue	(422)	—	106	—
Equity-based compensation expense	1,057	—	1,288	—
Non-cash contribution for general and administrative expense	1,500	—	1,908	—
Non-cash impairment on long-term assets	—	—	2,483	—
Adjusted EBITDA	$6,224	$(1,363)	$3,785	$(2,747)

Reconciliation of Adjusted EBITDA to Distributable Cash Flow:

Adjusted EBITDA	$6,224		$3,785
Less:
Predecessor Adjusted EBITDA prior to the Offering	—		(3,494)
Adjusted EBITDA	6,224		7,279
Less:
Cash interest expense related to operating activities	302		337
Maintenance capital expenditures	—		3
Distributable cash flow	5,922		6,939
Less:
Distributions and payments for distribution equivalents(1)	11,172		13,874
Borrowings to fund distributions	$(5,250)		$(6,935)
(1) Represents distributions declared for the applicable period.

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

Off-Balance Sheet Arrangements
As of September 30, 2015, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
Commodity Price Risk
All of our commercial contracts with Memorial Resource are 15-year, fee-based agreements, with no direct commodity price exposure to natural gas or NGLs. However, we are indirectly exposed through this customer’s economic decisions to develop and produce natural gas from which we receive revenues for providing gathering, processing and transportation services. Our contracts provide for minimum volume commitments, firm capacity reservation payments and plant tailgate dedications, which minimize our exposure to commodity price fluctuations. In addition, we take title to and resell NGLs that we process pursuant to an interruptible processing agreement with WildHorse Resources II, which results in some direct commodity price exposure. However, because this is an interruptible agreement, we are not obligated to process any specified volume of gas and we are not required to purchase any NGLs under the agreement.
Interest Rate Risk
As described above, our $275 million revolving credit facility became effective upon completion of the Offering. As of September 30, 2015, we had $117.5 million of borrowings outstanding under the revolving credit facility. We currently do not hedge the interest on portions of our borrowings under the revolving credit facility, although we may do so from time-to-time in order to manage risks associated with floating interest rates. A 1% increase in the effective interest rate on our outstanding borrowings at September 30, 2015 would result in an annual increase in our interest expense of approximately $1.2 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PennTex Midstream Partners, LP

November 6, 2015	By:	PennTex Midstream GP, LLC, its general partner

	By:	/s/ Steven R. Jones
	Name:	Steven R. Jones
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Amendment No. 2 to Amended and Restated Gas Processing Agreement, dated as of August 5, 2015, between PennTex North Louisiana, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.15 to PennTex Midstream Partners, LP’s Quarterly Report on Form 10-Q filed with the Commission on August 10, 2015).

10.2*	Amendment No. 2 to Gas Gathering Agreement, dated as of August 5, 2015, between PennTex North Louisiana, LLC and MRD Operating LLC.

10.3*	Second Amendment to MLP Credit Agreement, dated as of October 23, 2015, among PennTex Midstream Partners, LP, as borrower, Royal Bank of Canada, as administrative agent, and the lenders party thereto.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document
 * Filed as an exhibit to this Quarterly Report on Form 10-Q.
** Furnished as an exhibit to this Quarterly Report on Form 10-Q.