Form 10-Q
period 2016-03-31
PennTex Midstream Partners, LP
filed 2016-05-06
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes    ☒    No     ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☒     No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 4, 2016, the registrant had 20,002,356 common units and 20,000,000 subordinated units outstanding.

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
Bbl/d: Bbl per day.
Btu: British thermal units.
Cotton Valley formation: A prolific natural gas play spread across East Texas, northern Louisiana and southern Arkansas. This formation has been under development since the 1930s and is characterized by thick, multi-zone natural gas and oil reservoirs with well-known geologic characteristics and long-lived, predictable production profiles. The depth of the Cotton Valley formation is roughly 7,800 to 10,000 feet.
EPA: U.S. Environmental Protection Agency.
expansion capital expenditures: Cash expenditures incurred to construct or acquire new midstream infrastructure and to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels.
FERC: U.S. Federal Energy Regulatory Commission.
field: The general area encompassed by one or more oil or gas reservoirs or pools that are located on a single geologic feature or are otherwise closely related to the same geologic feature (either structural or stratigraphic).
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
MMcfe: One million cubic feet equivalent, determined using a ratio of six Mcf of natural gas to one barrel of crude oil, condensate or natural gas liquids.
MMcf/d: One million cubic feet per day.
MMcfe/d: One million cubic feet equivalent per day.
natural gas: Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.
NGLs: Natural gas liquids, which consist primarily of ethane, propane, isobutane, normal butane and natural gasoline.
oil: Crude oil and condensate.
Terryville Complex: A natural gas field located in and around Lincoln Parish, Louisiana within the Cotton Valley formation. This field has been producing since 1954 and provides multiple zones of highly productive, liquids-rich geology. The Terryville Complex is characterized by high recoveries relative to drilling and completion costs and high initial production rates with high liquid yields.
throughput: The volume of product transported or passing through a pipeline, plant, terminal or other facility.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this quarterly report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available through our website at www.penntex.com and through the SEC’s website at www.sec.gov. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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
•uncertainty regarding our future operating results; and
•plans, objectives, expectations and intentions contained in this quarterly report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to our midstream business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks referenced under “Risk Factors” in Item 1A of the 2015 Form 10-K.
Should one or more of the risks or uncertainties described in this quarterly report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
All forward-looking statements, expressed or implied, included in this quarterly report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this quarterly report.

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except outstanding units)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,887	$7,760
Accounts receivable	545	161
Accounts receivable—related party	10,351	5,950
Other receivables	236	2,421
Materials and supplies	2,426	2,586
Prepaid assets	495	668
Total current assets	15,940	19,546
Property, plant and equipment, net	367,059	366,061
Intangible assets, net	19,839	20,021
Total non-current assets	386,898	386,082
Total assets	$402,838	$405,628

Liabilities
Current liabilities:
Accounts payable	$2,189	$7,566
Accounts payable—related party	1,098	871
Other current liabilities	3,127	2,852
Total current liabilities	6,414	11,289
Long-term debt, net	154,018	150,699
Other non-current liabilities	4,206	91
Total liabilities	164,638	162,079

Equity
Partners’ equity:
Limited Partners:
Common units (20,000,000 units issued and outstanding as of March 31, 2016 and December 31, 2015)	224,200	226,386
Subordinated units (20,000,000 units issued and outstanding as of March 31, 2016 and December 31, 2015)	14,000	17,163
General partner	—	—
Total equity	238,200	243,549
Total liabilities and equity	$402,838	$405,628
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per unit amounts)

	Three Months Ended March 31,
	2016	2015
Revenues	$17,649	$229

Operating expenses:
Cost of revenues	2,192	—
General and administrative expense	3,935	2,256
Operating and maintenance expense	2,619	651
Depreciation and amortization expense	3,346	317
Taxes other than income taxes	227	68
Total operating expenses	12,319	3,292
Operating income (loss)	5,330	(3,063)
Interest expense, net	1,813	—
Net income (loss)	3,517	$(3,063)
Less: Predecessor loss prior to the Offering on June 9, 2015	—	3,063
Partnership’s interest in net income subsequent to the Offering on June 9, 2015	$3,517	—

Earnings per common unit: (Note 8)
Basic	$0.12	$—
Diluted	$0.12	$—

Weighted average common and common equivalent units outstanding:
Basic	20,000,000	—
Diluted	20,000,000	—

Cash distribution declared per unit	$0.2750	$—

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$3,517	$(3,063)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	3,346	317
Accretion of debt discount	332	77
Equity-based compensation expense	1,151	—
Non-cash contribution for general and administrative expense	1,157	—
Changes in deferred revenue	4,116	—
Changes in operating assets and liabilities:
Accounts receivable	(384)	—
Accounts receivable - related party	(4,401)	(51)
Prepaid and other current assets	2,313	(363)
Accounts payable	(444)	(1,093)
Accounts payable - related party	227	(1,272)
Other current liabilities	812	320
Cash provided by (used in) operating activities	11,742	(5,128)

Investing activities
Property, plant and equipment expenditures	(9,386)	(39,474)
Intangible assets expenditures	(45)	(2,874)
Cash used in investing activities	(9,431)	(42,348)

Financing activities
Payments on long-term debt	(11,500)	(2,500)
Proceeds from long-term debt	14,500	500
Payments for debt issuance costs	(10)	—
Contributions from predecessor’s members	—	36,336
Distributions to unitholders	(11,000)	—
Payments for distribution equivalents	(174)	—
Cash provided by (used in) financing activities	(8,184)	34,336
Net change in cash and cash equivalents	(5,873)	(13,140)
Cash and cash equivalents—beginning of period	7,760	17,471
Cash and cash equivalents—end of period	$1,887	$4,331

Supplemental cash flows:
Interest paid, net of capitalized interest	$1,583	$—
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Partnership
	General Partner	Common Units	Subordinated Units	Total
Balance at December 31, 2015	$—	$226,386	$17,163	$243,549
Payments for distribution equivalents	—	(174)	—	(174)
Equity-based compensation expense	—	1,151	—	1,151
Non-cash contribution for general and administrative expenses	1,157	—	—	1,157
Distributions to unitholders	—	(5,500)	(5,500)	(11,000)
Net income (loss)	(1,157)	2,337	2,337	3,517
Balance at March 31, 2016	$—	$224,200	$14,000	$238,200

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
In connection with the closing of the Offering (and giving effect to the partial exercise of the underwriters’ over-allotment option), PennTex NLA and MRD WHR LA contributed their respective 62.5% and 37.5% membership interests in PennTex Operating to the Partnership in exchange for cash, common units and subordinated units. PennTex NLA subsequently distributed all of the cash, common units and subordinated units it received to PennTex Development. As of March 31, 2016, PennTex Development holds 3,262,019 common units and 12,500,000 subordinated units in the Partnership. Additionally, in connection with the closing of the Offering, the Partnership issued 92.5% and 7.5% of its incentive distributions rights (“IDRs”) to PennTex Development and MRD WHR LA, respectively, and PennTex Development conveyed a 7.5% interest in the Partnership’s general partner (the “general partner”) to MRD WHR LA.
Business
The Partnership’s assets are located in the Terryville Complex in northern Louisiana and consist of a rich natural gas gathering system, two 200 MMcf/d design-capacity cryogenic natural gas processing plants and residue gas and NGL transportation pipelines. The Partnership’s assets were completed in 2015. In addition to these assets, the Partnership expects to pursue opportunities for organic development in the region.
MRD Operating LLC (“MRD Operating”), which is a wholly-owned subsidiary of Memorial Resource Development Corp., an affiliate of NGP, is the Partnership’s primary customer and is a related party. WildHorse Resources II, LLC (“WHR II”), an affiliate of NGP, is also a customer of the Partnership and is a related party.
The Partnership operates and manages the business as one reportable segment. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this quarterly report) necessary for their fair presentation. The accompanying unaudited interim consolidated financial statements do not include all notes that would be included in the Partnership’s annual financial statements and therefore should be read in conjunction with the historical audited financial statements of PennTex Operating and the footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).
The statement of operations included in the accompanying unaudited consolidated financial statements also includes expense allocations for certain partnership functions performed by PennTex Development, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal and procurement and information technology. These allocations are based primarily on specific identification of time and/or activities associated with pre-construction and construction activities, employee headcount or capital expenditures. Management believes the assumptions underlying the

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

financial statements, including the assumptions regarding allocating general and administrative expenses from PennTex Development, are reasonable. General and administrative expenses allocated to the Partnership for which the Partnership will reimburse PennTex Development are reflected as a payable due to a related party.
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
Revenue Recognition
The Partnership earns revenue from gathering, processing and transportation services provided to its customers. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or service obligations have been fulfilled, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. For commercial agreements that provide for specified minimum volume commitments and variable rates, the Partnership recognizes revenue based on a weighted average rate over the term of the agreements.
Deferred Revenue
The Partnership’s processing agreement with MRD Operating requires MRD Operating to pay a fee based on the volume of gas actually processed, subject to minimum volume commitments over each quarterly period. To the extent that, in any quarter, MRD Operating fails to deliver the applicable cumulative minimum volume commitment, MRD Operating is required to pay a deficiency fee to the Partnership. The amount paid to the Partnership as a deficiency fee is characterized as unearned revenue. The Partnership invoices MRD Operating based upon the applicable rates specified in the processing agreement for the services provided and recognizes revenue based on a weighted average rate over the term of the agreement. The excess of the fees invoiced under the processing agreement compared to the fees recognized as revenue are characterized as unearned revenue. Unearned revenue is reported as deferred revenue and included in other non-current liabilities in the Consolidated Balance Sheets.
Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. The Partnership had deferred revenue included in other non-current liabilities of $4.1 million as of March 31, 2016 and none as of December 31, 2015. All amounts included in deferred revenue as of March 31, 2016 have been billed and collected as of April 30, 2016. See Note 9 “Commitments and Contingencies” for further discussion of the MRD Operating processing agreement.
Accounting Policies
The accounting policies followed by the Partnership are set forth in Note 2—Summary of Significant Accounting Policies in the 2015 Form 10-K.  The accompanying unaudited consolidated financial statements include all of the Partnership’s accounts and the accounts of its subsidiaries. There were no significant changes to the Partnership’s accounting policies during the three months ended March 31, 2016.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of those accounting standards updates (“ASU”) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with earlier adoption permitted for interim and annual periods beginning after December 15, 2016. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership anticipates adopting this guidance in fiscal 2018 and is currently evaluating the impact on its consolidated financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

In February 2016, the FASB issued authoritative guidance that requires the balance sheet recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases under prior GAAP. The Partnership will be required to adopt the new standard in annual and interim periods beginning January 1, 2019. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Partnership is continuing to evaluate the new standard but has not yet determined the appropriate methodology for implementing the new standard or the expected impact adoption will have on its consolidated financial statements.
In March 2016, the FASB issued authoritative guidance to simplify the accounting for share-based payments awarded to employees. This guidance is effective for interim and annual periods beginning after December 15, 2016, with earlier adoption permitted. The Partnership is currently evaluating the impact of this guidance on the consolidated financial statements.
In April 2015, the FASB issued authoritative guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. In August 2015, the FASB issued guidance that further clarifies the measurement of debt issuance costs related to line-of-credit arrangements. This guidance was adopted and applied retrospectively to each prior reporting period presented in this quarterly report and resulted in an increase in the debt issuance costs and a corresponding decrease in long-term debt, net, and eliminating the debt issuance costs, in each case as presented in the Consolidated Balance Sheet. The amount that was reclassified in the prior period was $1.4 million.
In April 2015, the FASB issued authoritative guidance that clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with earlier adoption permitted. The Partnership’s adoption of this guidance had no material impact on the consolidated financial statements.
3. Identifiable Intangible Assets
Identifiable intangible assets, which are subject to amortization, consist of the following (in thousands):

	March 31, 2016
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$20,361	$522	$19,839
Total		$20,361	$522	$19,839

	December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$20,373	$352	$20,021
Total		$20,373	$352	$20,021

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	Useful Lives (in years)	March 31, 2016	December 31, 2015
Gathering, processing and transportation	30	$370,259	$366,910
Vehicles	5	645	572
Hardware and software	5 to 7	180	148
Other	3 to 7	2,190	1,963
Land	N/A	1,666	1,666
Total		374,940	371,259
Less accumulated depreciation		(8,918)	(5,742)
Net of accumulated depreciation		366,022	365,517
Construction in progress		1,037	544
Property, plant and equipment		$367,059	$366,061
Depreciation expense for the three months ended March 31, 2016 and 2015 was $3.2 million and $0.3 million, respectively.
For the three months ended March 31, 2016, no interest expense was capitalized and included in property, plant and equipment. For the three months ended March 31, 2015, $0.6 million of interest expense related to the construction of the Partnership’s assets was capitalized and included in property, plant and equipment.
5. Long-term Debt
The Partnership’s debt obligations consisted of the following (in thousands) as of the below dates:

	March 31, 2016	December 31, 2015
$275 million MLP revolving credit facility	$159,000	$156,000
Unamortized debt discount costs	(4,982)	(5,301)
Total long-term debt	$154,018	$150,699
$275 million MLP revolving credit facility
On December 19, 2014, the Partnership entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that became effective upon the closing of the Offering and matures on December 19, 2019 (the “MLP revolving credit facility”). The agreement provides for a $275 million credit commitment that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. The Partnership’s assets are pledged as collateral for this credit facility.
The MLP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict the Partnership’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of the Partnership’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries of the Partnership as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. The Partnership is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x with respect to the fiscal quarter ending March 31, 2016.
As of March 31, 2016, borrowings under the MLP revolving credit facility were limited to $265.2 million based on the consolidated leverage ratio, of which $104.3 million was available. As of March 31, 2016, the Partnership was in compliance with the covenants under the MLP revolving credit facility.
The borrowed amounts are subject to interest based upon the current consolidated total leverage ratio at the time of the borrowing. At the Partnership’s discretion it can borrow utilizing either Eurodollar loans or Alternate Base Rate (“ABR”) loans. Interest on Eurodollar loans is based on the LIBOR plus an applicable margin that varies between 2.0% and 3.25% based on the consolidated total leverage ratio. Interest on ABR loans is equal to the greatest of (a) the Prime Rate in effect on such day,

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

(b) the Federal Funds Effective Rate in effect on such day plus 1.5% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.0% and plus an applicable margin that varies between 1.00% and 2.25% based on the consolidated total leverage ratio. The unused portion of the credit facility is subject to a commitment fee, which is 0.5% multiplied by the amount of the unused commitment. As of March 31, 2016, the weighted average interest rate on outstanding borrowings was 3.0%. The fair value of the long-term debt approximates the carrying amount because the interest rate is variable and reflective of market rates.
The following table sets forth the outstanding borrowings, letters of credit issued and available borrowing capacity under the MLP revolving credit facility as of March 31, 2016 (in thousands):

Total size of the MLP revolving credit facility	$275,000

Total borrowing capacity (limited by covenants)	$265,200
Less: Outstanding borrowings	159,000
Less: Letters of credit issued	1,871
Available borrowing capacity	$104,329
The Partnership capitalized debt origination fees of $6.3 million associated with the MLP revolving credit facility and the OpCo revolving credit facility described below, which are included on the Consolidated Balance Sheet as a contra long-term debt. These fees will be amortized over the life of the MLP revolving credit facility. The Partnership had unamortized debt discount costs of $5.0 million and $5.3 million as of March 31, 2016 and December 31, 2015, respectively. These amounts include $1.4 million and $1.4 million of debt issuance costs, respectively, that were presented as a reduction of long-term debt based upon adoption of the applicable FASB guidance described in Note 2.
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
6. Equity-Based Awards
PennTex Midstream Partners, LP 2015 Long-term Incentive Plan
In connection with the Offering, the board of directors (the “Board”) of the Partnership’s general partner adopted the PennTex Midstream Partners, LP 2015 Long-term Incentive Plan (“LTIP”) pursuant to which awards in the form of unrestricted units, restricted units, equity participation units, options, unit appreciation rights, phantom units or distribution equivalent rights may be granted to employees, consultants and directors of the general partner and its affiliates who perform services for or on behalf of the Partnership or its affiliates. Award amounts, vesting requirements and other terms are determined by the Board at the time of each grant.
The LTIP limits the number of units that may be delivered pursuant to vested awards to 3,200,000 common units. LTIP awards that are subsequently canceled, forfeited or withheld to satisfy exercise prices or tax withholding obligations will be available for delivery pursuant to other awards. The LTIP is administered by the Board or a committee thereof, which is referred to as the plan administrator.
The plan administrator may terminate or amend the LTIP at any time with respect to any units for which a grant has not yet been made. The plan administrator also has the right to alter or amend the LTIP or any part of the plan from time to time, including increasing the number of units that may be granted subject to the requirements of the exchange upon which the common units are listed at that time. However, no change in any outstanding grant may be made that would materially reduce the rights or benefits of a participant without the consent of such participant. The LTIP will expire upon termination by the plan administrator.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

holder to receive, for each phantom unit held, cash equal to any cash distribution paid on a common unit between the grant date and the date that the phantom units are settled or forfeited.
The total value at grant date was $12.2 million, of which $1.1 million was amortized during the three months ended March 31, 2016. As of March 31, 2016, there was $8.9 million of unrecognized expense. The Partnership also granted 5,000 phantom units with a vesting period of approximately one year to each of the three independent directors of the general partner. The total value of those three grants at the grant dates was $0.3 million, of which $0.1 million was amortized during the three months ended March 31, 2016 and $0.1 million remains unamortized.
The following table summarizes the changes in the phantom units outstanding for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Beginning of period	635,200	$19.63	1.2 years
Granted	—	—	—
Vested	3,500	$19.67	—
Forfeited	—	—	—
End of period	631,700	$19.63	1.2 years
7. Partnership and Equity Distributions
Minimum Quarterly Distribution
The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides for a minimum quarterly distribution of $0.2750 per unit for each quarter, or $1.10 per unit on an annualized basis. On April 21, 2016, the Partnership announced a distribution of $0.2750 per unit for the first quarter of 2016. This distribution will be paid on May 13, 2016 to unitholders of record on May 2, 2016. The payment of the full minimum quarterly distribution on the outstanding common units and subordinated units requires the Partnership to have cash available for distribution of $11.0 million per quarter, or $44.0 million per year.
The Partnership Agreement requires that distributions for each quarter will be paid to the extent there is sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the general partner and its affiliates. The Partnership’s ability to pay the minimum quarterly distribution is subject to various restrictions and other factors.
The Partnership Agreement generally provides for distributions of cash each quarter during the subordination period in the following manner:

•	first, to the holders of common units, until each common unit has received the minimum quarterly distribution of $0.2750 plus any arrearages from prior quarters;

•	second, to the holders of subordinated units, until each subordinated unit has received the minimum quarterly distribution of $0.2750; and

•	third, to the holders of common units and subordinated units, pro rata, until each has received a distribution of $0.3163.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.
Except as described below, the subordination period began on the closing date of the Offering (June 9, 2015) and extends until the first business day following the distribution of available cash in respect of any quarter beginning after September 30, 2018, provided the following tests are met:

•
distributions of available cash from operating surplus on each of the outstanding common units and subordinated units equaled or exceeded $1.10 (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date;

•
the adjusted operating surplus (as defined below) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.10 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during those periods on a fully diluted basis; and

•	there are no arrearages in payment of the minimum quarterly distribution on the common units.
Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending September 30, 2016, provided the following tests are met:

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
To the extent there is cash available for distribution from operating surplus in any future quarter during the subordination period in excess of the amount necessary to pay the minimum quarterly distribution to holders of the common units, the Partnership will use this excess cash to pay any distribution arrearages on common units related to prior quarters before any cash distribution is made to holders of subordinated units. If the Partnership does not pay the minimum quarterly distribution on the common units for any quarter following the subordination period, the common unitholders will not be entitled to receive such arrearage payments.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

The two-class method does not impact the overall net income or other financial results; however, in periods in which aggregate net income exceeds the aggregate distributions for such period, it will have the impact of reducing net income per limited partner unit. This result occurs as a larger portion of the aggregate earnings, as if distributed, is allocated to the incentive distribution rights, even though the Partnership makes distributions on the basis of available cash and not earnings. In periods in which the aggregate net income does not exceed the aggregate distributions for such period, the two-class method does not have any impact on the calculation of earnings per limited partner unit.
Basic earnings per unit is computed by dividing net earnings attributable to unitholders by the weighted average number of units outstanding during each period. Diluted earnings per unit reflects the potential dilution of common equivalent units that could occur if common equivalent units are converted into common units.
As the Offering was completed on June 9, 2015, no income from the period from January 1, 2015 to June 9, 2015 is allocated to the common and subordinated units issued on June 9, 2015, and all income for such period was allocated to the general partner or predecessor operations.
The following table illustrates the Partnership’s calculation of net income per unit for the three months ended March 31, 2016:

	Three Months Ended March 31,
	2016	2015 (1)
	(in thousands, except unit and per unit amounts)
Partnership’s interest in net income	$3,517	$—
Less: Net loss attributable to general partner	(1,157)	—
Net income attributable to the Partnership	4,674	—
Less: General partner’s distribution(2)	—	—
Distribution declared on IDRs(2)	—	—
Payments for distribution equivalents (2)(3)	174	—
Limited partners’ distribution declared on common units(2)	5,501	—
Limited partners’ distribution declared on subordinated units(2)	5,500	—
Distribution in excess of net income attributable to the Partnership	(6,501)	—
Distribution in excess of net income attributable to equity-based awards	(101)	—
Distribution in excess of net income attributable to limited partners	$(6,400)	$—
(1)For periods prior to the Offering on June 9, 2015, no net income is attributable to the Partnership.
(2)Distribution declared attributable to the periods indicated.
(3)Represents DERs to be paid in respect of phantom units.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three Months Ended March 31, 2016
Net income attributable to limited partners:
Distribution declared(1)	$—	$5,501	$5,500	$11,001
Distribution less than (in excess of) net income attributable to the Partnership	—	(3,200)	(3,200)	(6,400)
Net income attributable to limited partners	$—	$2,301	$2,300	$4,601

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income per common unit:
Basic		$0.12	$0.12
Diluted		$0.12	$0.12
(1)Distribution declared attributable to the period indicated; includes distribution to be paid in respect of common units issued subsequent to March 31, 2016 and prior to the distribution record date of May 2, 2016.
9. Commitments and Contingencies
Contractual Commitments
Commercial Agreements with MRD Operating
The Partnership has entered into 15-year processing, gathering and residue gas and NGL transportation agreements with MRD Operating. The processing agreement contains a specified daily minimum volume threshold for MRD Operating, which is currently 345,000 MMBtu/d and increases to 460,000 MMBtu/d effective July 1, 2016 through June 30, 2026. On July 1, 2026, MRD Operating’s daily minimum volume threshold will return to 345,000 MMBtu/d until June 1, 2030, after which it will decrease to 115,000 MMBtu/d through the remainder of the initial term ending October 1, 2030. Any volumes of gas delivered up to the applicable daily minimum volume threshold are charged the firm fixed-commitment fee and any volumes delivered in excess of such threshold are charged the interruptible-service fixed fee. MRD Operating must pay a deficiency payment based on the firm-commitment fixed fee with respect to a particular quarterly period if the cumulative minimum volume commitment as of the end of such period exceeds the sum of (i) the cumulative volumes processed under the processing agreement as of the end of such period plus (ii) volumes corresponding to deficiency payments incurred prior to such period. MRD Operating may utilize these deficiency payments as a credit for fees owed to the Partnership only to the extent it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. Additionally, all volumes delivered by MRD Operating in excess of the minimum volume commitment in a quarterly period apply against and reduce, on a one-for-one basis, the cumulative minimum volume commitment used to calculate deficiency payments for future quarterly periods. The processing agreement also requires MRD Operating to reimburse a portion of the Partnership’s electricity expenses for electric compression at the processing plants.
The gathering agreement provides for the gathering of MRD Operating’s processable natural gas for delivery to the Partnership’s processing plants (or a third party as described below). The gathering agreement initially provides for a firm capacity reservation payment and a usage fee that is subject to a minimum volume commitment. For the period from June 1, 2015 through November 30, 2019, (i) the firm capacity reservation payment is based on a daily capacity of 460,000 MMBtu/d, calculated monthly, and (ii) the usage fee is based on volumes delivered into the gathering system, subject to a deficiency fee based on a specified minimum volume commitment that is calculated and paid on an annual basis. The specified minimum gathering volume commitment equals MRD Operating’s then applicable daily minimum volume threshold under the processing agreement (excluding any optional increases by MRD Operating). Accordingly, the specified minimum gathering volume commitment will not be less than 115,000 MMBtu/d nor more than 460,000 MMBtu/d. Beginning December 1, 2019 through the end of the gathering agreement term, all volumes will be subject to a usage fee, subject to the deficiency fee and minimum volume commitment described above, and no firm capacity reservation payment will apply. The gathering agreement also

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

provides for the delivery of MRD Operating’s rich natural gas, on an interruptible basis, to facilities operated by a third party for a specified usage fee.
The residue gas and NGL transportation agreements provide for the transportation of residue gas and NGLs produced at the Partnership’s processing plants to downstream markets. MRD Operating pays a usage fee for all volumes transported under the residue gas and NGL transportation agreements and also pays a monthly fee for priority firm service under the gas transportation agreement. Both transportation agreements include a plant tailgate dedication pursuant to which all of MRD Operating’s residue gas and NGLs produced from the Partnership’s processing plants are delivered for transportation on the Partnership’s residue gas and NGL pipelines.
Services and Secondment Agreement
The Partnership is party to a 10-year services and secondment agreement with the general partner, PennTex Development and PennTex Midstream Management Company, LLC (“PennTex Management”) pursuant to which PennTex Management and PennTex Development provide operational, general and administrative services to the Partnership. See Note 10 “Related-Party Transactions”.
Guarantees or Other Support
The Partnership entered into one or more letters of credit to certain vendors in relation to the construction of the electric infrastructure necessary for supplying power to the processing plants. These letters of credit are backed by the Partnership’s revolving credit facility as collateral support.
Legal Proceedings
The Partnership may from time to time be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Partnership regularly analyzes current information and, as necessary, will provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2016, there are no pending legal matters that would have a material impact on the results of operations, financial position or cash flows.
10. Related-Party Transactions
Commercial Contracts
The Partnership has entered into commercial agreements with MRD Operating for the gathering, processing and transportation of natural gas and NGLs (see Note 9 “Commitments and Contingencies”). The gathering agreement and the residue gas transportation agreement are expected to remain in effect until June 1, 2030, and the processing agreement and the NGL transportation agreement are expected to remain in effect until October 1, 2030. In addition, the Partnership has entered into an agreement with WHR II pursuant to which the Partnership provides gathering and/or processing and transportation services to WHR II on an interruptible basis.
For the three months ended March 31, 2016 and 2015, the Partnership had revenue of $17.0 million and $0.2 million, respectively, from related-party commercial agreements. As of March 31, 2016 and December 31, 2015, the Partnership had accounts receivable from related parties on the Consolidated Balance Sheet of $10.4 million and $6.0 million, respectively.
Operational, General and Administrative Services
The Partnership does not have employees, and the officers of the general partner, who are also officers of PennTex Development, manage the operations and activities of the Partnership. All operational, general and administrative responsibilities are performed by employees of PennTex Management pursuant to the services and secondment agreement and for which the Partnership reimburses or pays a specified administrative fee to PennTex Management, which is settled in cash monthly. The administrative fee is $250,000 per month during the first six months of the year ending December 31, 2016 and $333,333 per month during the last six months of the year ending December 31, 2016. The Partnership is also required to reimburse PennTex Development and its affiliates for all other direct or allocated costs and expenses incurred by them on the Partnership’s behalf under the services and secondment agreement.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2016	2015
Allocated general and administrative expenses:
Cash	$750	$2,000
Non-cash	1,157	—
Operating and maintenance expenses	1,152	—
Total	$3,059	$2,000
The Partnership had outstanding accounts payable to PennTex Development of $0.8 million and $0.5 million as of March 31, 2016 and December 31, 2015, respectively.
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
Accounts receivable are from natural gas producers for which the Partnership will gather, process and transport natural gas and transport natural gas liquids. This industry concentration has the potential to impact the Partnership’s overall exposure to credit risk, either positively or negatively, in that the Partnership’s customers may be similarly affected by changes in economic, industry or other conditions. Management monitors the creditworthiness of counterparties.
As discussed in Note 9 Commitments and Contingencies, the Partnership has entered into long-term commercial agreements with MRD Operating. MRD Operating accounted for 97% and 100% of the Partnership’s total revenues for the three months ended March 31, 2016 and 2015, respectively. The Partnership is potentially exposed to concentration of business and credit risk primarily through the Partnership’s commercial agreements with MRD Operating. Management monitors the creditworthiness of MRD Operating, and the Partnership has not experienced any collectability issues with MRD Operating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1 of this quarterly report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please read “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this quarterly report Also, please read the risk factors and other cautionary statements described under “Risk Factors” in Item 1A of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”)included elsewhere in this report. We do not undertake any obligation to update any forward-looking statements except as otherwise required by applicable law.
The historical financial statements included in this quarterly report reflect the results of operations of PennTex North Louisiana, LLC, which we refer to as our predecessor. Our predecessor was formed on March 17, 2014. In connection with the closing of our initial public offering on June 9, 2015, PennTex North Louisiana, LLC became our wholly-owned subsidiary. References in this quarterly report to “predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to June 9, 2015, refer to PennTex North Louisiana, LLC. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods after June 9, 2015, refer to PennTex Midstream Partners, LP and its subsidiaries, including PennTex North Louisiana, LLC.
Overview
We are a growth-oriented limited partnership focused on owning, operating, acquiring and developing midstream energy infrastructure assets, with an initial focus in northern Louisiana.
We own and operate midstream gathering, processing and transportation assets in northern Louisiana. Our assets consist of a natural gas gathering pipeline, two 200 MMcf/d design-capacity cryogenic natural gas processing plants (the Lincoln Parish plant and the Mt. Olive plant) and residue gas and NGL transportation pipelines. Our assets were constructed in two phases. Phase I, which included the gathering pipeline, the Lincoln Parish plant and a 1-mile segment of the residue gas pipeline, was completed in May 2015. Phase II included the Mt. Olive plant, the NGL pipeline and a 14-mile segment of the residue gas pipeline and was completed in September 2015.
Our Operations
We generate a majority of our revenues pursuant to long-term, fee-based commercial agreements with Memorial Resource. Our gathering and processing agreements with Memorial Resource contain minimum volume commitments, our gathering agreement contains firm capacity reservation payments and our residue gas and NGL transportation agreements contain plant tailgate dedications for natural gas processed at our processing plants. We believe these commercial agreements provide long-term stability to our business. In addition, pursuant to the AMI and Exclusivity Agreement, we have the exclusive right to provide midstream services to support Memorial Resource’s current and future production on its operated acreage within northern Louisiana (other than production subject to existing third-party commitments or other arrangements to which we consent). Our assets are designed to accommodate projected future production growth of Memorial Resource and to allow us to pursue volumes from third parties.
Because we do not take ownership of the natural gas and NGLs that we gather, process and transport under our agreements with Memorial Resource, we generally do not have direct exposure to fluctuations in commodity prices. However, we have indirect exposure to commodity prices in that persistently low commodity prices may cause Memorial Resource or other customers to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering, processing and transporting on our systems. In addition, we take title to and resell NGLs that we process pursuant to interruptible processing agreements with two other customers, which results in some direct commodity price exposure. However, because these are interruptible agreements, we are not obligated to process any specified natural gas volumes and we are not required to purchase any NGLs under these agreements.
Please read “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this quarterly report.
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
Operating Costs and Expenses
The primary components of our operating costs and expenses that we evaluate include operations and maintenance and general and administrative. Our general and administrative expenses reflected in our historical financial statements largely reflect costs during a period of construction and development in a privately-held partnership. We have incurred additional operating costs and expenses following the completion of our assets and due to additional general and administrative costs and expenses incurred as a result of being a publicly traded partnership.
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
General and Administrative Expense
In our historical financial statements, general and administrative expense included various direct and indirect cost allocations from PennTex Development. Following the completion of our initial public offering, our general and administrative expenses consist primarily of: (i) similar direct and indirect costs for which we reimburse our general partner, PennTex Development and its affiliates pursuant to the services and secondment agreement among us, our general partner, PennTex Development and PennTex Management and (ii) other expenses attributable to our status as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with maintaining compliance with applicable NASDAQ listing requirements; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses and director compensation.
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
Revenues
Prior to the completion of our Phase I assets in May 2015, we earned only limited revenues from our gathering pipeline. Following the completion of our assets in May and September 2015 and the commencement of our commercial agreements with Memorial Resource, our financial results reflect our full range of midstream services. For the three months ended March 31, 2016 our financial results reflect a full three months of operations of our assets compared to the three months ended March 31, 2015, which includes only gathering revenues. Additionally, our future revenues will fluctuate based on the throughput volumes of natural gas and NGLs delivered by our customers in a given period.
General and Administrative Expenses
Our predecessor’s general and administrative expenses included charges for the management and operation of our business and certain expenses allocated for general corporate services, such as finance, accounting and legal services. These expenses were charged or allocated to our predecessor based on the nature of the expenses and our predecessor’s proportionate share of employee time and capital expenditures. Following the closing of our initial public offering, PennTex Midstream Partners, LLC (“PennTex Development”) charges us directly for the management and operation of our business. General and administrative expenses reflect additional costs and expenses incurred as a result of being a fully operational publicly traded partnership as described above, which are not reflected in our financial statements for periods prior to our initial public offering.
Financing
Prior to the completion of our Phase I assets in May 2015, our operations did not produce significant revenue, and all financing required for the construction of our assets was received from members’ capital contributions or from borrowings incurred under our predecessor’s $60 million revolving credit facility. In connection with our initial public offering, we repaid in full and terminated our predecessor’s $60 million revolving credit facility and our $275 million revolving credit facility became effective. The $275 million revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions.

Results of Operations
The following provides a summary of our results of operations for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue	$17,649	$229

Operating expenses:
Cost of revenues	2,192	—
General and administrative expense	3,935	2,256
Operating and maintenance expense	2,619	651
Depreciation and amortization expense	3,346	317
Taxes other than income taxes	227	68
Total operating expenses	12,319	3,292
Operating income (loss)	$5,330	$(3,063)

Adjusted EBITDA (1)	$15,100	$(2,746)

Operating Data:
Gathering (MDth/d)(2)	308	12
Processing (MDth/d)(3)	276	—
Transportation (MDth/d)(4)	243	—
NGL transportation (Bbls/d)(5)	9,740	—
(1) For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.
(2) A portion of our gathering pipeline commenced operations on December 19, 2014; as a result, gathering operating data reflects full-period operations for the three months ended March 31, 2016 and 2015.
(3) The Lincoln Parish plant commenced operations on May 15, 2015; as a result, there is no operating data for the three months ended March 31, 2015.
(4) Our residue gas pipeline commenced operations on May 15, 2015; as a result, there is no operating data for the three months ended March 31, 2015.
(5) Our NGL pipeline commenced commercial operations on October 1, 2015; as a result, there is no operating data for the three months ended March 31, 2015.
Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015
For the three months ended March 31, 2016, we recorded revenue of $17.6 million, which includes $1.9 million for electric compression reimbursement. We generated this revenue by providing gathering, processing, and transportation services to customers. For the three months ended March 31, 2015, we recorded revenue of $0.2 million, all of which relates to gathering services provided to Memorial Resource.
Memorial Resource’s cumulative processing volumes through the three month period ended March 31, 2016 were below the applicable minimum processing commitment under the processing agreement. As a result, we recorded a deficiency payment of $3.1 million attributable to undelivered volumes during such period. As of March 31, 2016, non-current liabilities on our balance sheet reflects deferred revenues of $4.1 million, which includes the deficiency payment and processing fees incurred by Memorial Resource in excess of the weighted average processing fee over the duration of the processing agreement determined in accordance with GAAP. All of the amounts included in deferred revenue as of March 31, 2016 have been billed and collected as of April 30, 2016.
Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. Memorial Resource may use deficiency payments paid under the processing agreement to offset future processing fees to the extent that Memorial Resource delivers the total minimum processing volume under the processing agreement prior to October 1, 2030.

As of March 31, 2016, Memorial Resource’s cumulative processing volumes were below the applicable minimum processing commitment by 7,153 MDth, all of which undelivered volumes relate to the three month period ended March 31, 2016.
For three months ended March 31, 2016 compared to the three months ended March 31, 2015, our total general and administrative expenses and operating and maintenance expenses increased approximately $3.6 million, which primarily reflects the operation of our full suite of assets, including expanded operations following the completion of the Mt. Olive plant, the NGL pipeline and a 14-mile segment of the residue gas pipeline in September 2015. The increase in general and administrative expenses primarily reflects additional expenses incurred as a result of being a publicly traded company and includes amortization expenses of $0.9 million for phantom units grants. Operating and maintenance expenses for the three months ended March 31, 2016 includes amortization expense of $0.2 million for phantom units grants. For the three months ended March 31, 2016, our cost of revenues consists of approximately $2.0 million of electric compression expense.
We incurred depreciation and amortization expense of $3.3 million and $0.3 million during the three months ended March 31, 2016 and 2015, respectively. The increase in these expenses for the three months ended March 31, 2016 reflects the operation of our assets following their completion in May and September 2015 as compared to only the initial portion of our gathering system being operational during three months ended March 31, 2015.
Liquidity and Capital Resources
Overview
Our ability to finance our operations, fund capital expenditures, pay cash distributions to unitholders and satisfy our indebtedness obligations depends on our ability to generate cash flow in the future. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. Please read “Risk Factors” in Item 1A of the 2015 Form 10-K.
Historically, our sole sources of liquidity were member contributions and borrowings under our predecessor’s $60 million revolving credit facility. Following the completion of the Offering, our primary sources of liquidity have been the $22 million retained from the net proceeds of our initial public offering and borrowings under our $275 million revolving credit facility, substantially all of which were used to pay for capital expenditures related to the construction of our assets. We also expect that cash generated from our operations and future issuance of equity and debt securities will provide additional sources of liquidity.
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
In addition, our revolving credit facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the revolving credit facility. Our revolving credit facility also requires us to maintain certain financial covenants. As of March 31, 2016, we were in compliance with the covenants under our revolving credit facility.
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
Since its effectiveness, we have used the revolving credit facility for capital expenditures required for the construction of our assets and to pay a portion of our distribution to unitholders for the second and third quarters of 2015. We expect to use the revolving credit facility to fund capital expenditures, acquisitions, and certain of our working capital needs and for other general partnership purposes in the future.
As of March 31, 2016, our borrowing capacity under our revolving credit facility was limited to $265.2 million based on our consolidated total leverage ratio of 4.75 to 1.00.  As of March 31, 2016, we had $159.0 million drawn under our revolving credit facility and had $1.9 million of letters of credit outstanding bringing our availability at that time to $104.3 million.
Working Capital
Working capital is the amount by which our current assets exceed our current liabilities. As of March 31, 2016, we generated working capital of $9.5 million compared to $8.3 million at December 31, 2015. Prior to completion of our assets in September 2015, our working capital requirements were primarily driven by the changes in accounts payable related to the construction of our assets and affiliated accounts payable related to services provided by our general partner and, following the commencement of operations in May 2015, changes in accounts payable and accounts receivable due to the timing of collections from our customers. Following the completion of our assets in September 2015, our working capital requirements have been primarily driven by changes in accounts payable along with changes in accounts receivable due to the timing of collections from our customers and payments to suppliers. A material adverse change in operations or available financing under our revolving credit facility could impact our ability to fund our requirements for liquidity and capital resources.
Historical Cash Flow
All of the following discussions relate to the three months ended March 31, 2016 and March 31, 2015. The following table and discussion presents a summary of our cash flow for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousand)
Net cash provided by (used in):
Operating activities	$11,742	$(5,128)
Investing activities	$(9,431)	$(42,348)
Financing activities	$(8,184)	$34,336
Operating Activities.
Cash flows provided by operating activities were $11.7 million for the three months ended March 31, 2016 compared to $5.1 million of cash flows used in operating activities for the three months ended March 31, 2015.
We had net income of $3.5 million for the three months ended March 31, 2016 compared to a net loss of $3.1 million for the three months ended March 31, 2015. Net income for the three months ended March 31, 2016 reflects three months of operations from our assets. The net loss for the three months ended March 31, 2015 was primarily attributable to general and administrative expenses allocated to us from PennTex Development, which managed our predecessor’s activities, during the construction of our assets.

The components of working capital that had the most significant impact on operating cash flow during the current period were accounts receivable and accounts payable.
Investing Activities.
Cash flows used in investing activities were $9.4 million and $42.3 million for the three months ended March 31, 2016 and 2015, respectively, which were used primarily for expansion capital expenditures incurred in connection with the continuing construction of our assets.
Financing Activities.
Prior to the Offering, our cash flows from financing activities consisted of member contributions and borrowings from our predecessor’s revolving credit facility. These amounts included both cash contributed and amounts PennTex Development expended on our behalf. During the three months ended March 31, 2016, cash flows from financing activities consist of borrowings under our revolving credit facility, which is our primary source of financing following the Offering.
Distributions
Our minimum quarterly distribution is $0.2750 per unit, which corresponds to an aggregate distribution of $11.0 million per quarter and $44.0 million per year based on the common units and subordinated units outstanding as of March 31, 2016. The following table shows all of our distributions:

		Distributions				Distribution per Limited Partner Unit
		Common Units	Subordinated Units	Incentive Distribution Rights
Three Months Ended	Date Paid/To Be Paid				Total
		(in thousands, except per unit amounts)
March 31, 2016(1)	May 13, 2016	$5,501	$5,500	$—	$11,001	$0.2750
December 31, 2015	February 12, 2016	$5,500	$5,500	$—	$11,000	$0.2750
September 30, 2015	November 13, 2015	$5,500	$5,500	$—	$11,000	$0.2750
June 30, 2015(2)	August 15, 2015	$1,330	$1,330	$—	$2,660	$0.0665
March 31, 2015	N/A	N/A	N/A	N/A	N/A	N/A
(1) On April 21, 2016, the Partnership announced a distribution of $0.2750 per unit for the three months ended March 31, 2016. The distribution will be paid on May 13, 2016 to unitholders of record as of May 2, 2016.
(2) The distribution declared with respect to the quarter ended June 30, 2015 represented a prorated amount of our minimum quarterly distribution of $0.2750 per unit based on the number of days between the closing of our initial public offering on June 9, 2015 and June 30, 2015.
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
For the three months ended March 31, 2016, we incurred capital expenditures of approximately $4.0 million for the completion of our assets.
Contractual Obligations

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in millions)
Revolving Credit Facility	$159.0	$—	$—	$159.0	$—
Total	$159.0	$—	$—	$159.0	$—

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
Adjusted EBITDA for the three months ended March 31, 2016 includes the results of our predecessor’s operations for the period prior to the Offering on June 9, 2015. The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented, and further reconciles Adjusted EBITDA for the three months ended March 31, 2016 to Adjusted EBITDA and distributable cash flow attributable to the Partnership:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Reconciliation of Net Income (loss) to Adjusted EBITDA:
Net income (loss)	$3,517	$(3,063)
Add:
Interest expense, net	1,813	—
Depreciation and amortization expense	3,346	317
Changes to deferred revenue	4,116	—
Equity-based compensation expense	1,151	—
Non-cash contribution for general and administrative expense	1,157	—
Non-cash impairment on long-term assets	—	—
Adjusted EBITDA	$15,100	$(2,746)

Reconciliation of Adjusted EBITDA to Distributable Cash Flow:

Adjusted EBITDA	15,100
Less:
Cash interest expense related to operating activities	1,481
Maintenance capital expenditures	158
Distribution equivalents paid in cash(1)	174
Distributable cash flow	13,287
Less:
Distributions(2)	11,001
Excess cash available	$2,286
(1) Represents distribution equivalent rights paid in cash in respect of the applicable period to the extent reflected changes in equity.
(2) Represents distributions declared for the applicable period.
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to the unaudited consolidated financial statements included elsewhere in this quarterly report. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We disclosed certain critical accounting policies and estimates in our 2015 Form 10-K, and no significant changes have occurred since that time, except as discussed below.
Revenue Recognition
We earn revenue from gathering, processing and transportation services we provide to natural gas producers. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or service obligations have been fulfilled, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. For commercial agreements that contain specified minimum volume commitments and variable rates, we recognize revenue based on the volume weighted average rate over the term of the agreement.
Our processing agreement with Memorial Resource requires Memorial Resource to pay a fee based on the volume of gas actually processed, subject to cumulative minimum volume commitments determined with respect to each quarterly period. To the extent that, at the end of any quarterly period, Memorial Resource has not delivered the applicable cumulative minimum volume commitment, Memorial Resource is required to pay a deficiency fee on the undelivered volumes. The deficiency fee is characterized as unearned revenue. We invoice Memorial Resource based upon the applicable rates specified in the processing agreement corresponding to services provided. We recognize revenue based on a weighted average rate over the term of the agreement. The excess of the fees invoiced under the processing agreement compared to the fees recognized as revenue is characterized as unearned revenue. Unearned revenue is reported as deferred revenue and reflected in our balance sheet as other non-current liabilities. Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.
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
Commodity Price Risk
All of our commercial contracts with Memorial Resource are 15-year, fee-based agreements, with no direct commodity price exposure to natural gas or NGLs. However, we are indirectly exposed through this customer’s economic decisions to develop and produce natural gas from which we receive revenues for providing gathering, processing and transportation services. Our contracts provide for minimum volume commitments, firm capacity reservation payments and plant tailgate dedications, which minimize our exposure to commodity price fluctuations. In addition, we take title to and resell NGLs that we process pursuant to processing agreements with other customers, which results in some direct commodity price exposure. However, because these are interruptible agreements, we are not obligated to process any specified volume of gas and we are not required to purchase any NGLs under the agreements.
Interest Rate Risk
As described above, our $275 million revolving credit facility became effective upon completion of the Offering. As of March 31, 2016, we had $159.0 million of borrowings outstanding under the revolving credit facility. We currently do not hedge the interest on portions of our borrowings under the revolving credit facility, although we may do so from time-to-time in order to manage risks associated with floating interest rates. A 1% increase in the effective interest rate on our outstanding borrowings at March 31, 2016 would result in an annual increase in our interest expense of approximately $1.6 million.
Credit Risk
We are exposed to credit risk. Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. For example, we are substantially dependent on Memorial Resource as our primary customer, and any event, whether in our area of operations or otherwise, that adversely affects Memorial Resource’s production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Our contracts have provisions pursuant to which we have the right to request and receive from the customer adequate security support in the form of letters of credit, cash collateral, prepayments or guarantees.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes or updates to our risk factors previously disclosed in such annual report.
Item 5. Other Information
None.
Item 6. Exhibits
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q and are incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

PennTex Midstream Partners, LP

May 6, 2016	By:	PennTex Midstream GP, LLC, its general partner

	By:	/s/ Steven R. Jones
	Name:	Steven R. Jones
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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

10.1
Amendment No. 2 to Gas Transportation Agreement, dated as of February 3, 2016, between PennTex North Louisiana, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.1 to PennTex Midstream Partners, LP’s Annual Report on Form 10-K filed with the Commission on February 26, 2016).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.INS*	XBRL Instance Document

101.LAB*	XBRL Labels Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

101.SCH*	XBRL Schema Document
 * Filed as an exhibit to this Quarterly Report on Form 10-Q.
** Furnished as an exhibit to this Quarterly Report on Form 10-Q.