Form 10-Q
period 2016-06-30
PennTex Midstream Partners, LP
filed 2016-08-04
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 4, 2016, the registrant had 20,184,020 common units and 20,000,000 subordinated units outstanding.

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
MMcf/d: One million cubic feet per day.
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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except outstanding units)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,738	$7,760
Accounts receivable	316	161
Accounts receivable—related party	9,232	5,950
Other receivables	114	2,421
Materials and supplies	2,447	2,586
Prepaid and other current assets	691	668
Total current assets	14,538	19,546
Property, plant and equipment, net	364,421	366,061
Intangible assets, net	19,907	20,021
Total non-current assets	384,328	386,082
Total assets	$398,866	$405,628

Liabilities
Current liabilities:
Accounts payable	$658	$7,566
Accounts payable—related party	2,075	871
Other current liabilities	2,718	2,852
Total current liabilities	5,451	11,289
Long-term debt, net	152,303	150,699
Other non-current liabilities	8,082	91
Total liabilities	165,836	162,079

Equity
Partners’ equity:
Limited Partners:
Common units (20,184,020 and 20,000,000 units issued and outstanding as of June 30, 2016 and December 31, 2015, respectively)	221,828	226,386
Subordinated units (20,000,000 units issued and outstanding as of June 30, 2016 and December 31, 2015)	11,202	17,163
General partner	—	—
Total equity	233,030	243,549
Total liabilities and equity	$398,866	$405,628
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues	$19,153	$2,696	$36,802	$2,924

Operating expenses:
Cost of revenues	3,296	—	5,487	—
General and administrative expense	4,077	2,679	8,014	4,933
Operating and maintenance expense	2,384	808	5,003	1,460
Depreciation and amortization expense	3,381	740	6,727	1,057
Impairment of surplus assets	—	2,483	—	2,483
Taxes other than income taxes	227	68	453	137
Total operating expenses	13,365	6,778	25,684	10,070
Operating income (loss)	5,788	(4,082)	11,118	(7,146)
Interest expense, net	1,620	88	3,433	88
Net income (loss)	$4,168	$(4,170)	$7,685	$(7,234)
Less: Predecessor loss prior to the Offering on June 9, 2015	—	3,620	—	6,684
Partnership’s interest in net income subsequent to the Offering on June 9, 2015	$4,168	$(550)	$7,685	$(550)

Earnings per common unit: (Note 8)
Basic	$0.13	$(0.01)	$0.25	$(0.01)
Diluted	$0.13	$(0.01)	$0.25	$(0.01)

Weighted average common and common equivalent units outstanding:
Basic	20,041,722	20,000,000	20,020,861	20,000,000
Diluted	20,041,722	20,000,000	20,020,861	20,000,000

Cash distribution declared per unit	$0.2846	$0.0665	$0.5596	$0.0665

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2016	2015
Operating activities
Net income (loss)	$7,685	$(7,234)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	6,727	1,057
Accretion of debt discount	666	237
Equity-based compensation expense	2,360	231
Non-cash contribution for general and administrative expense	2,398	408
Non-cash impairment	—	2,483
Changes in deferred revenue	8,028	528
Changes in operating assets and liabilities:
Accounts receivable	(155)	—
Accounts receivable - related party	(3,282)	(2,307)
Prepaid and other current assets	2,287	(2,170)
Accounts payable	(1,016)	(405)
Accounts payable - related party	589	(1,637)
Other liabilities	357	374
Cash provided by (used in) operating activities	26,644	(8,435)

Investing activities
Property, plant and equipment expenditures	(11,075)	(162,483)
Intangible assets expenditures	(148)	(8,775)
Cash used in investing activities	(11,223)	(171,258)

Financing activities
Proceeds from long-term debt	36,000	84,000
Payments on long-term debt	(35,000)	(60,500)
Payments for debt issuance costs	(94)	(4,575)
Proceeds from initial public offering	—	223,021
Contributions from predecessor’s members	—	103,750
Distributions to predecessor’s members	—	(165,838)
Distributions to unitholders	(22,349)	—
Costs of the Offering	—	(3,776)
Cash provided by (used in) financing activities	(21,443)	176,082
Net change in cash and cash equivalents	(6,022)	(3,611)
Cash and cash equivalents—beginning of period	7,760	17,471
Cash and cash equivalents—end of period	$1,738	$13,860

Supplemental cash flows:
Interest paid, net of capitalized interest	$3,279	$35
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Partnership
	General Partner	Common Units	Subordinated Units	PennTex NLA Holdings, LLC	MRD WHR LA Midstream LLC	Total
Balance at January 1, 2015	$—	$—	$—	$95,984	$(1,772)	$94,212
Net income (loss)—January 1 to June 9, 2015 (prior to the Offering)	—	—	—	(4,177)	(2,507)	(6,684)
Capital contributions from predecessor’s members	—	—	—	69,622	35,345	104,967
Exchange for predecessor membership interests	—	7,689	18,968	(55,305)	28,648	—
Proceeds from the Offering, net of costs	—	223,021	—	—	—	223,021
Costs of the Offering	—	(4,675)	—			(4,675)
Distributions to predecessor’s members	—	—	—	(106,124)	(59,714)	(165,838)
Equity-based compensation expense	—	231	—	—	—	231
Distributions to unitholders	—	408	—	—	—	408
Net income (loss) - June 9 to June 30, 2015	—	(275)	$(275)	—	$—	(550)
Balance at June 30, 2015	$—	$226,399	$18,693	$—	$—	$245,092

Balance at December 31, 2015	$—	$226,386	$17,163	$—	$—	$243,549
Payments for distribution equivalents	—	(348)	—	—	—	(348)
Equity-based compensation expense	—	2,360	—	—	—	2,360
Phantom units surrendered to pay taxes	—	(613)	—	—		(613)
Non-cash contribution for general and administrative expenses	2,398	—	—	—	—	2,398
Distributions to unitholders	—	(11,001)	(11,000)	—	—	(22,001)
Net income (loss)	(2,398)	5,044	5,039	—	—	7,685
Balance at June 30, 2016	$—	$221,828	$11,202	$—	$—	$233,030

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
In connection with the closing of the Offering (and giving effect to the partial exercise of the underwriters’ over-allotment option), PennTex NLA and MRD WHR LA contributed their respective 62.5% and 37.5% membership interests in PennTex Operating to the Partnership in exchange for cash, common units and subordinated units. PennTex NLA subsequently distributed all of the cash, common units and subordinated units it received to PennTex Development. As of June 30, 2016, PennTex Development holds 3,262,019 common units and 12,500,000 subordinated units in the Partnership. Additionally, in connection with the closing of the Offering, the Partnership issued 92.5% and 7.5% of its incentive distributions rights (“IDRs”) to PennTex Development and MRD WHR LA, respectively, and PennTex Development conveyed a 7.5% interest in the Partnership’s general partner (the “general partner”) to MRD WHR LA.
Business
The Partnership’s assets are located in the Terryville Complex in northern Louisiana and consist of a rich natural gas gathering system, two cryogenic natural gas processing plants with a combined design capacity of 400 MMcf/d and residue gas and NGL transportation pipelines. The Partnership’s assets were completed in 2015. In addition to these assets, the Partnership expects to pursue opportunities for organic development in the region.
MRD Operating LLC (“MRD Operating”), which is a wholly-owned subsidiary of Memorial Resource Development Corp. (“Memorial Resource”), an affiliate of NGP, is the Partnership’s primary customer and is a related party. On May 16, 2016, Memorial Resource announced that it had entered into a definitive merger agreement with Range Resources Corporation and that the merger is expected to close in the second half of 2016.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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
Deferred Revenue
The Partnership’s processing agreement with MRD Operating requires MRD Operating to pay a fee based on the volume of gas actually processed, subject to a cumulative minimum volume commitment that is measured as of the end of each quarterly period. To the extent that MRD Operating has not delivered the applicable cumulative minimum volume commitment as of the end of a quarterly period, MRD Operating is required to pay a deficiency fee to the Partnership. The amount paid to the Partnership as a deficiency fee is characterized as unearned revenue. The Partnership invoices MRD Operating based upon the applicable rates specified in the processing agreement for the services provided and recognizes revenue based on a weighted average rate over the term of the agreement. The excess of the fees invoiced under the processing agreement compared to the fees recognized as revenue are characterized as unearned revenue. Unearned revenue is reported as deferred revenue and included in other non-current liabilities in the Consolidated Balance Sheet.
Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. As of June 30, 2016, the Partnership had deferred revenue included in other non-current liabilities of $8.0 million, of which $3.9 million was generated during the three months ended June 30, 2016. All amounts included in deferred revenue as of June 30, 2016 have been billed and collected as of July 31, 2016. See Note 9 “Commitments and Contingencies” for further discussion of the MRD Operating processing agreement. As of December 31, 2015, the Partnership had no deferred revenue.
Accounting Policies
The accounting policies followed by the Partnership are set forth in Note 2—Summary of Significant Accounting Policies in the 2015 Form 10-K.  The accompanying unaudited consolidated financial statements include all of the Partnership’s accounts and the accounts of its subsidiaries. There were no significant changes to the Partnership’s accounting policies during the three months ended June 30, 2016.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

of the date of adoption. The Partnership anticipates adopting this guidance in fiscal 2018 and is currently evaluating the impact on its consolidated financial statements.
In February 2016, the FASB issued authoritative guidance that requires the balance sheet recognition of lease assets and lease liabilities by lessees for leases previously classified as operating leases under prior GAAP. The lease assets recognized in the balance sheet will represent a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The lease liability recognized in the balance sheet will represent the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis. The Partnership will be required to adopt the new standard in annual and interim periods beginning January 1, 2019. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The Partnership is continuing to evaluate the new standard but has not yet determined the appropriate methodology for implementing the new standard or the expected impact adoption will have on its consolidated financial statements.
In March 2016, the FASB issued authoritative guidance to simplify the accounting for equity-based payments awarded to employees. This guidance is effective for interim and annual periods beginning after December 15, 2016, with earlier adoption permitted. The Partnership adopted this guidance effective as of April 1, 2016, and the adoption had no material impact on the consolidated financial statements.
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
3. Identifiable Intangible Assets
Identifiable intangible assets, which are subject to amortization, consist of the following (in thousands):

	June 30, 2016
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$20,599	$692	$19,907
Total		$20,599	$692	$19,907

	December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$20,373	$352	$20,021
Total		$20,373	$352	$20,021
Amortization expense for the three months ended June 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was $0.3 million and $0.1 million, respectively.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	Useful Lives (in years)	June 30, 2016	December 31, 2015
Gathering, processing and transportation	30	$371,595	$366,910
Vehicles	5	644	572
Hardware and software	5 to 7	180	148
Other	3 to 7	2,223	1,963
Land	N/A	1,666	1,666
Total		376,308	371,259
Less accumulated depreciation		(12,130)	(5,742)
Net of accumulated depreciation		364,178	365,517
Construction in progress		243	544
Property, plant and equipment		$364,421	$366,061
Depreciation expense for the three months ended June 30, 2016 and 2015 was $3.2 million and $0.7 million, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $6.4 million and $1.0 million, respectively.
For the three and six months ended June 30, 2016, no interest expense was capitalized. For the three and six months ended June 30, 2015, $0.7 million and $1.4 million, respectively, of interest expense related to the construction of the Partnership’s assets was capitalized and included in property, plant and equipment.
5. Long-term Debt
The Partnership’s debt obligations consisted of the following (in thousands) as of the below dates:

	June 30, 2016	December 31, 2015
$275 million MLP revolving credit facility	$157,000	$156,000
Unamortized debt discount costs	(4,697)	(5,301)
Total long-term debt	$152,303	$150,699
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
The MLP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict the Partnership’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of the Partnership’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries of the Partnership as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. The Partnership is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x with respect to the fiscal quarter ending June 30, 2016.
As of June 30, 2016, the Partnership had $117.0 million of available borrowing capacity under the MLP revolving credit facility. As of June 30, 2016, the Partnership was in compliance with the covenants under the MLP revolving credit facility.
The borrowed amounts are subject to interest based upon the current consolidated total leverage ratio at the time of the borrowing. At the Partnership’s discretion it can borrow utilizing either Eurodollar loans or Alternate Base Rate (“ABR”) loans. Interest on Eurodollar loans is based on the LIBOR plus an applicable margin that varies between 2.0% and 3.25% based on the consolidated total leverage ratio. Interest on ABR loans is equal to the greatest of (a) the Prime Rate in effect on such day,

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

(b) the Federal Funds Effective Rate in effect on such day plus 1.5% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.0% and plus an applicable margin that varies between 1.00% and 2.25% based on the consolidated total leverage ratio. The unused portion of the credit facility is subject to a commitment fee, which is 0.375% multiplied by the amount of the unused commitment. As of June 30, 2016, the weighted average interest rate on outstanding borrowings was 2.7%. The fair value of the long-term debt approximates the carrying amount because the interest rate is variable and reflective of market rates.
The following table sets forth the outstanding borrowings, letters of credit issued and available borrowing capacity under the MLP revolving credit facility as of June 30, 2016 (in thousands):

Total borrowing capacity	$275,000
Less: Outstanding borrowings	157,000
Less: Letters of credit issued	1,000
Available borrowing capacity	$117,000
The Partnership capitalized debt origination fees of $6.4 million associated with the MLP revolving credit facility and the OpCo revolving credit facility described below, which are included on the Consolidated Balance Sheet as a contra long-term debt. These amounts reflect $1.4 million of debt issuance costs that were presented as a reduction of long-term debt based upon adoption of the applicable FASB guidance described in Note 2. These fees will be amortized over the life of the MLP revolving credit facility. The Partnership had unamortized debt discount costs of $4.7 million and $5.3 million as of June 30, 2016 and December 31, 2015, respectively.
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
Phantom Units Granted
In June 2016, the Partnership granted an aggregate of 361,159 phantom units with a vesting period of three years and corresponding distribution equivalent rights (“DERs”) to employees and officers of the general partner and its affiliates. In connection with the completion of the Offering in June 2015, the Partnership granted an aggregate of 620,200 phantom units with a vesting period of three years and corresponding DERS to employees and officers of the general partner and its affiliates . A phantom unit entitles the grantee to receive a common unit upon the vesting date. Each phantom unit was granted in tandem with a corresponding DER that allows the holder to receive, for each phantom unit held, cash equal to any cash distribution paid on a common unit between the grant date and the date that the phantom units are settled or forfeited. The total value at grant date was $5.8 million and $12.2 million for the 2016 and 2015 grants, respectively, of which the Partnership recorded compensation expense of $1.1 million and $2.2 million during the three and six months ended June 30, 2016, respectively. The Partnership recorded compensation expense of $0.2 million related to the 2015 LTIP grants to employees during the three and six months ended June 30, 2015. As of June 30, 2016, the Partnership had $13.5 million of unrecognized expense related to these LTIP grants. During the three months ended June 30, 2016, 209,040 phantom units vested, and the Partnership withheld 40,020 of such phantom units to cover withholding taxes of $0.6 million for employees.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

In June 2016, the Partnership issued 27,222 phantom units with a vesting period of one year and corresponding DERs to the three independent directors of the general partner. The total value of those grants at the grant date was $0.4 million. In 2015, the Partnership granted 15,000 phantom units with a vesting period of approximately one year and corresponding DERs to the three independent directors of the general partner. The total value of those three grants at the grant dates was $0.3 million. As of June 30, 2016, these units were fully vested. During the three and six months ended June 30, 2016, the Partnership recorded $0.1 million and $0.2 million, respectively, of compensation expense related to these grants, with $0.4 million of unrecognized expense as of June 30, 2016. During the three and six months ended June 30, 2015, the Partnership recorded $5 thousand of compensation expense related to the 2015 LTIP grants to directors.
The following table summarizes the changes in the phantom units outstanding for the six months ended June 30, 2016:

	Six months ended June 30, 2016
	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Beginning of period	635,200	$19.63	1.4 years
Granted	388,381	$16.09	1.9 years
Vested	224,040	$19.55	—
Forfeited	2,334	$19.67	—
End of period	797,207	$17.92	1.7 years
7. Partnership and Equity Distributions
Minimum Quarterly Distribution
The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides for a minimum quarterly distribution of $0.2750 per unit for each quarter, or $1.10 per unit on an annualized basis. On July 21, 2016, the Partnership announced a distribution of $0.2846 per unit for the second quarter of 2016. This distribution will be paid on August 12, 2016 to unitholders of record on August 1, 2016.
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

•
the adjusted operating surplus generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $1.10 (the annualized minimum quarterly distribution) on all of the outstanding common units and subordinated units during those periods on a fully diluted basis; and

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
8. Earnings per Unit
The Partnership’s net income is allocated to the limited partners, including the holders of the subordinated units, in accordance with their respective ownership percentages. The Partnership’s net income allocated to the limited partners excludes incentive distributions and expenses incurred by the general partner and its affiliates on behalf of the Partnership that are not required to be reimbursed by the Partnership.  These expenses are allocated solely to the general partner because the Partnership is not required to reimburse the general partner for these expenses. Accordingly, these expenses are disregarded in determining the limited partners’ share in earnings of the Partnership.
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
The following table illustrates the Partnership’s calculation of net income per unit for the three and six months ended June 30, 2016:

	Three months ended June 30,		Six months ended June 30,
	2016	2015 (1)	2016	2015
	(in thousands, except unit and per unit amounts)
Partnership’s interest in net income (loss)	$4,168	$(550)	7,685	(550)
Less: Net loss attributable to general partner	(1,241)	—	(2,398)	—
Net income attributable to the Partnership	5,409	(550)	10,083	(550)
Less: General partner’s distribution(2)	—	—	—	—
Distribution declared on IDRs(2)	—	—	—	—
Payments for distribution equivalents (2)(3)	227	42	401	42
Limited partners’ distribution declared on common units(2)	5,744	1,330	11,245	1,330
Limited partners’ distribution declared on subordinated units(2)	5,692	1,330	11,192	1,330
Distribution in excess of net income attributable to the Partnership	(6,254)	(3,252)	(12,755)	(3,252)
Distribution in excess of net income attributable to equity-based awards	(138)	—	(239)	—
Distribution in excess of net income attributable to limited partners	$(6,116)	$(3,252)	(12,516)	(3,252)
(1)For periods prior to the Offering on June 9, 2015, no net income is attributable to the Partnership.
(2)Distribution declared attributable to the periods indicated.
(3)Represents DERs to be paid in respect of phantom units.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three Months Ended June 30, 2016
Net income attributable to limited partners:
Distribution declared(1)	$—	$5,744	$5,692	$11,436
Distribution less than (in excess of) net income attributable to the Partnership	—	(3,081)	(3,035)	(6,116)
Net income attributable to limited partners	$—	$2,663	$2,657	$5,320

Weighted average common units outstanding:
Basic	—	20,041,722	20,000,000	40,041,722
Diluted	—	20,041,722	20,000,000	40,041,722

Net income per common unit:
Basic		$0.13	$0.13
Diluted		$0.13	$0.13
(1)Distribution declared attributable to the period indicated; includes distribution to be paid in respect of common units issued and outstanding as of the distribution record date of August 1, 2016.

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three Months Ended June 30, 2015
Net income (loss) attributable to the limited partner unitholders:
Distribution declared	$—	$1,330	$1,330	$2,660
Distribution in excess of net income attributable to the Partnership	—	(1,626)	(1,626)	(3,252)
Net loss attributable to the partnership	$—	$(296)	$(296)	$(592)

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income per common unit:
Basic		$(0.01)	$(0.01)
Diluted		$(0.01)	$(0.01)

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Six Months Ended June 30, 2016
Net income (loss) attributable to the limited partner unitholders:
Distribution declared(1)	$—	$11,245	$11,192	$22,437
Distribution in excess of net income attributable to the Partnership	—	(6,282)	(6,234)	(12,516)
Net income attributable to the partnership	$—	$4,963	$4,958	$9,921

Weighted average common units outstanding:
Basic	—	20,020,861	20,000,000	40,020,861
Diluted	—	20,020,861	20,000,000	40,020,861

Net income per common unit:
Basic		$0.25	$0.25
Diluted		$0.25	$0.25
(1)Distribution declared attributable to the periods indicated; includes distribution to be paid in respect of common units issued and outstanding as of the distribution record date of August 1, 2016.

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Six Months Ended June 30, 2015
Net income (loss) attributable to the limited partner unitholders:
Distribution declared	$—	$1,330	$1,330	$2,660
Distribution in excess of net income attributable to the Partnership	—	(1,626)	(1,626)	(3,252)
Net loss attributable to the partnership	$—	$(296)	$(296)	$(592)

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income per common unit:
Basic		$(0.01)	$(0.01)
Diluted		$(0.01)	$(0.01)
9. Commitments and Contingencies
Contractual Commitments
Commercial Agreements with MRD Operating
The Partnership has entered into 15-year processing, gathering and residue gas and NGL transportation agreements with MRD Operating. The processing agreement contains a specified daily minimum volume threshold for MRD Operating, which increased to 460,000 MMBtu/d effective July 1, 2016. On July 1, 2026, MRD Operating’s daily minimum volume threshold will decrease to 345,000 MMBtu/d through May 31, 2030, and will then decrease to 115,000 MMBtu/d effective June 1, 2030

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

through the remainder of the initial term ending October 1, 2030. Any volumes of gas delivered up to the applicable daily minimum volume threshold are charged the firm fixed-commitment fee and any volumes delivered in excess of such threshold are charged the interruptible-service fixed fee. MRD Operating must pay a deficiency payment based on the firm-commitment fixed fee with respect to a particular quarterly period if the cumulative minimum volume commitment as of the end of such period exceeds the sum of (i) the cumulative volumes processed under the processing agreement as of the end of such period plus (ii) volumes corresponding to deficiency payments incurred prior to such period. MRD Operating may utilize these deficiency payments as a credit for fees owed to the Partnership only to the extent it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. Additionally, all volumes delivered by MRD Operating in excess of the minimum volume commitment in a quarterly period apply against and reduce, on a one-for-one basis, the cumulative minimum volume commitment used to calculate deficiency payments for future quarterly periods. The processing agreement also requires MRD Operating to reimburse a portion of the Partnership’s electricity expenses for electric compression at the processing plants.
The gathering agreement provides for the gathering of MRD Operating’s processable natural gas for delivery to the Partnership’s processing plants (or a third party as described below). The gathering agreement initially provides for a firm capacity reservation payment and a usage fee that is subject to a minimum volume commitment. For the period from June 1, 2015 through November 30, 2019, (i) the firm capacity reservation payment is based on a daily capacity of 460,000 MMBtu/d, calculated monthly, and (ii) the usage fee is based on volumes delivered into the gathering system, subject to a deficiency fee based on a specified minimum volume commitment that is calculated and paid on an annual basis. The specified minimum gathering volume commitment equals MRD Operating’s then applicable daily minimum volume threshold under the processing agreement (excluding any optional increases by MRD Operating). Accordingly, the specified minimum gathering volume commitment will not be less than 115,000 MMBtu/d nor more than 460,000 MMBtu/d. Beginning December 1, 2019 through the end of the gathering agreement term, all volumes will be subject to a usage fee, subject to the deficiency fee and minimum volume commitment described above, and no firm capacity reservation payment will apply. The gathering agreement also provides for the delivery of MRD Operating’s rich natural gas, on an interruptible basis, to facilities operated by a third party for a specified usage fee.
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
Guarantees or Other Support
The Partnership has letters of credit outstanding that are backed by the MLP revolving credit facility as collateral support.
Legal Proceedings
The Partnership may from time to time be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Partnership regularly analyzes current information and, as necessary, will provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of June 30, 2016, there are no pending legal matters that would have a material impact on the results of operations, financial position or cash flows.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

into an agreement with WHR II pursuant to which the Partnership provides gathering and/or processing and transportation services to WHR II on an interruptible basis.
For the three months ended June 30, 2016 and 2015, the Partnership had revenue of $17.8 million and $2.7 million, respectively, from related-party commercial agreements. For the six months ended June 30, 2016 and 2015, the Partnership had revenue of $35.0 million and $2.9 million, respectively, from related-party commercial agreements. As of June 30, 2016 and December 31, 2015, the Partnership had accounts receivable from related parties on the Consolidated Balance Sheet of $9.2 million and $5.9 million, respectively.
Operational, General and Administrative Services
The Partnership does not have employees, and the officers of the general partner, who are also officers of PennTex Development, manage the operations and activities of the Partnership. All operational, general and administrative responsibilities are performed by employees of PennTex Management pursuant to the services and secondment agreement and for which the Partnership reimburses or pays a specified administrative fee to PennTex Management, which is settled in cash monthly. The administrative fee was $250,000 per month during the first six months of the year ending December 31, 2016 and is $333,333 per month during the last six months of the year ending December 31, 2016. Beginning January 1, 2017, the administrative fee is subject to renegotiation. The Partnership is also required to reimburse PennTex Development and its affiliates for all other direct or allocated costs and expenses incurred by them on the Partnership’s behalf under the services and secondment agreement.
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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Allocated general and administrative expenses:
Cash	$750	$1,592	$1,500	$3,592
Non-cash	1,241	408	2,398	408
Operating and maintenance expenses	1,277	—	2,429	—
Total	$3,268	$2,000	$6,327	$4,000
The Partnership had outstanding accounts payable to PennTex Development of $1.5 million and $0.5 million as of June 30, 2016 and December 31, 2015, respectively.
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
As discussed in Note 9 Commitments and Contingencies, the Partnership has entered into long-term commercial agreements with MRD Operating. MRD Operating accounted for 95% and 100% of the Partnership’s total revenues for the three and six months ended June 30, 2016 and 2015, respectively. The Partnership is potentially exposed to concentration of business and credit risk primarily through the Partnership’s commercial agreements with MRD Operating. Management monitors the creditworthiness of MRD Operating, and the Partnership has not experienced any collectability issues with MRD Operating.

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
On May 16, 2016, Memorial Resource announced that it had entered into a definitive merger agreement with Range Resources Corporation (“Range”) and that the merger is expected to close in the second half of 2016. Both Memorial Resource and Range have announced special meetings of their respective stockholders to consider and vote upon the merger to be held on September 15, 2016. We do not expect the merger to have a material impact on our business.
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
General and Administrative Expense
In our historical financial statements, general and administrative expense included various direct and indirect cost allocations from PennTex Development. Following the completion of our initial public offering (the “Offering”), our general and administrative expenses consist primarily of: (i) similar direct and indirect costs for which we reimburse our general partner, PennTex Development and its affiliates pursuant to the services and secondment agreement among us, our general partner, PennTex Development and PennTex Management and (ii) other expenses attributable to our status as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with maintaining compliance with applicable NASDAQ listing requirements; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses and director compensation.
Adjusted EBITDA and Distributable Cash Flow
We use Adjusted EBITDA and distributable cash flow to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. We define Adjusted EBITDA as net income, plus interest expense, income taxes, depreciation and amortization, changes in deferred revenue, equity-based compensation expense, non-cash general and administrative expenses, non-cash loss (income) related to derivative instruments and impairments on long-term assets. We define distributable cash flow as Adjusted EBITDA, less cash interest expense related to operating activities, net of interest income, income taxes paid and maintenance capital expenditures, and distribution equivalents paid in cash. Distributable cash flow does not reflect changes in working capital balances.
Adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that our management uses, and external users of our financial statements, such as investors, commercial banks, research analysts and others, may use, to assess:
•the ability of our business to generate sufficient cash flow to make distributions to our unitholders;

•our ability to incur and service debt and fund capital expenditures;
•the financial performance as compared to other publicly traded companies in the midstream energy industry, without regard to historical cost basis or, in the case of Adjusted EBITDA, financing methods; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various expansion and growth opportunities.
The GAAP liquidity measure most directly comparable to Adjusted EBITDA and distributable cash flow is net cash provided by operating activities. We believe that the presentation of Adjusted EBITDA and distributable cash flow provides information useful to investors in assessing our financial condition and results of operations. Adjusted EBITDA and distributable cash flow should not be considered alternatives to net income, operating income, cash flows from operations or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.
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
Revenues
Prior to the completion of our Phase I assets in May 2015, we earned only limited revenues from our gathering pipeline. Following the completion of our assets in May and September 2015 and the commencement of our commercial agreements with Memorial Resource, our financial results reflect our full range of midstream services. For the three and six months ended June 30, 2016 our financial results reflect a full three and six months of operations of our assets compared to the three and six months ended June 30, 2015, which includes only gathering revenues and one full month of operating one processing plant. Additionally, our future revenues will fluctuate based on the throughput volumes of natural gas and NGLs delivered by our customers in a given period.
General and Administrative Expenses
Our predecessor’s general and administrative expenses included charges for the management and operation of our business and certain expenses allocated for general corporate services, such as finance, accounting and legal services. These expenses were charged or allocated to our predecessor based on the nature of the expenses and our predecessor’s proportionate share of employee time and capital expenditures. Following the closing of the Offering, PennTex Midstream Partners, LLC (“PennTex Development”) charges us directly for the management and operation of our business. General and administrative expenses reflect additional costs and expenses incurred as a result of being a fully operational publicly traded partnership as described above, which are not reflected in our financial statements for periods prior to the Offering.
Financing
Prior to the completion of our Phase I assets in May 2015, our operations did not produce significant revenue, and all financing required for the construction of our assets was received from members’ capital contributions or from borrowings incurred under our predecessor’s $60 million revolving credit facility. In connection with the Offering, we repaid in full and terminated our predecessor’s $60 million revolving credit facility and our $275 million revolving credit facility became effective. The $275 million revolving credit facility is available for general partnership purposes, including working capital, capital expenditures and acquisitions.

Results of Operations
The following provides a summary of our results of operations for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$19,153	$2,696	$36,802	$2,924

Operating expenses:
Cost of revenues	3,296	—	5,487	—
General and administrative expense	4,077	2,679	8,014	4,933
Operating and maintenance expense	2,384	808	5,003	1,460
Depreciation and amortization expense	3,381	740	6,727	1,057
Impairment of surplus assets	—	2,483	—	2,483
Taxes other than income taxes	227	68	453	137
Total operating expenses	13,365	6,778	25,684	10,070
Operating income (loss)	$5,788	$(4,082)	$11,118	$(7,146)

Adjusted EBITDA (1)	$15,532	$308	$30,631	$(2,439)

Operating Data:
Gathering (MDth/d)	301	36	304	23
Processing (MDth/d)(2)	266	43	271	43
Transportation (MDth/d)(3)	226	37	230	37
NGL transportation (Bbls/d)(4)	9,148	—	9,191	—
(1) For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.
(2) The Lincoln Parish plant commenced operations on May 15, 2015; as a result, operating data for the three and six months ended June 30, 2015 includes approximately 47 days of operations.
(3) Our residue gas pipeline commenced operations on May 15, 2015; as a result, operating data for the three and six months ended June 30, 2015 includes approximately 47 days of operations.
(4) Our NGL pipeline commenced commercial operations on October 1, 2015; as a result, no operating data is included for the three and six months ended June 30, 2015.
Three months ended June 30, 2016 compared to the three months ended June 30, 2015
For the three months ended June 30, 2016, we recorded revenue of $19.2 million, which includes $2.5 million for electric compression reimbursement. We generated this revenue by providing gathering, processing and transportation services to customers. For the three months ended June 30, 2015, we recorded revenue of $2.7 million. The increase in our revenue primarily reflects a full quarter of operations for the three months ended June 30, 2016, as compared to approximately 47 days of operations during the three months ended June 30, 2015 following the completion of our Phase I assets in May 2015.
Memorial Resource’s cumulative processing volumes as of June 30, 2016 were below the applicable minimum processing commitment under the processing agreement. As a result, we recorded a deficiency payment of $3.5 million attributable to undelivered volumes during the three months ended June 30, 2016. As of June 30, 2016, non-current liabilities on our balance sheet includes deferred revenues of $8.0 million, which includes the deficiency payment and processing fees incurred by Memorial Resource in excess of the weighted average processing fee over the duration of the processing agreement determined in accordance with GAAP, and of which $3.9 million relates to the three months ended June 30, 2016. All of the amounts included in deferred revenue as of June 30, 2016 have been billed and collected as of July 31, 2016.
As of June 30, 2016, Memorial Resource’s cumulative processing volumes were below the applicable minimum processing commitment by 15,138 MDth, of which 7,985 MDth relate to undelivered processing volumes during the three months ended June 30, 2016.

For the three months ended June 30, 2016, our total general and administrative expenses and operating and maintenance expenses increased by approximately $3.0 million compared to the three months ended June 30, 2015, which primarily reflects the operation of our full suite of assets. The increase in general and administrative expenses reflects additional expenses incurred as a result of being a publicly traded company and includes compensation expense of $0.9 million for phantom units grants for the three months ended June 30, 2016 compared to $0.2 million for the three months ended June 30, 2015. Operating and maintenance expenses for the three months ended June 30, 2016 includes compensation expense of $0.3 million for phantom units grants. For the three months ended June 30, 2016, our cost of revenues consists of approximately $2.6 million of electric compression expense.
We incurred depreciation and amortization expense of $3.4 million and $0.7 million during the three months ended June 30, 2016 and 2015, respectively. The increase in these expenses for the three months ended June 30, 2016 reflects the operation of our assets following their completion in May and September 2015 as compared to partial-period operations during three months ended June 30, 2015.
Six months ended June 30, 2016 compared to the six months ended June 30, 2015
For the six months ended June 30, 2016, we recorded revenue of $36.8 million, which includes $4.3 million for electric compression reimbursement. We generated this revenue by providing gathering, processing, and transportation services to customers. For the six months ended June 30, 2015, we recorded revenue of $2.9 million. The increase in our revenue primarily reflects two full quarters of operations for the six months ended June 30, 2016. as compared to approximately 47 days of operations during the six months ended June 30, 2015 following the completion of our Phase I assets in May 2015.
We recorded deficiency payments of $6.6 million attributable to undelivered volumes during the six months ended June 30, 2016. As of June 30, 2016, non-current liabilities on our balance sheet includes deferred revenues of $8.0 million, all of which was recorded in the six months ended June 30, 2016. All of the amounts included in deferred revenue as of June 30, 2016 have been billed and collected as of July 31, 2016.
As of June 30, 2016, Memorial Resource’s cumulative processing volumes were below the applicable minimum processing commitment by 15,138 MDth, all of which relate to undelivered processing volumes during the six months ended June 30, 2016.
For the six months ended June 30, 2016 compared to the six months ended June 30, 2015, our total general and administrative expenses and operating and maintenance expenses increased approximately $6.6 million, which primarily reflects the operation of our full suite of assets, including expanded operations following the completion of the Mt. Olive plant, the NGL pipeline and a 14-mile segment of the residue gas pipeline in September 2015. The increase in general and administrative expenses primarily reflects additional expenses incurred as a result of being a publicly traded company and includes compensation expenses of $1.8 million for phantom units grants for the six months ended June 30, 2016 compared to $0.2 million for the six months ended June 30, 2015. Operating and maintenance expenses for the three months ended June 30, 2016 includes compensation expense of $0.5 million for phantom units grants. For the six months ended June 30, 2016, our cost of revenues consists of approximately $4.6 million of electric compression expense.
We incurred depreciation and amortization expense of $6.7 million and $1.1 million during the six months ended June 30, 2016 and 2015, respectively. The increase in these expenses for the six months ended June 30, 2016 reflects the operation of our assets following their completion in May and September 2015 as compared to only the initial portion of our gathering system being operational during most of the six months ended June 30, 2015.
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
Our primary sources of liquidity following the Offering have been borrowings under our $275 million revolving credit facility and cash generated from our operations. We also expect that any future issuance of equity and debt securities will provide additional sources of liquidity.
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
In addition, our revolving credit facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the revolving credit facility. Our revolving credit facility also requires us to maintain certain financial covenants. As of June 30, 2016, we were in compliance with the covenants under our revolving credit facility.
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
As of June 30, 2016, we had $157.0 million drawn under our revolving credit facility and had $1.0 million of letters of credit outstanding, resulting in $117.0 million of additional available borrowing capacity.
Working Capital
Working capital is the amount by which our current assets exceed our current liabilities. As of June 30, 2016, our working capital increased to $9.1 million from $8.3 million as of December 31, 2015. Prior to completion of our assets in September 2015, our working capital requirements were primarily driven by the changes in accounts payable related to the construction of our assets and affiliated accounts payable related to services provided by our general partner and, following the commencement of operations in May 2015, changes in accounts payable and accounts receivable due to the timing of collections from our customers. Following the completion of our assets in September 2015, our working capital requirements have been primarily driven by changes in accounts payable along with changes in accounts receivable due to the timing of collections from our customers and payments to suppliers. A material adverse change in operations or available financing under our revolving credit facility could impact our ability to fund our requirements for liquidity and capital resources.

Historical Cash Flow
All of the following discussions relate to the six months ended June 30, 2016. The following table and discussion presents a summary of our cash flow for the periods indicated:

	Six months ended June 30,
	2016	2015
	(in thousand)
Net cash provided by (used in):
Operating activities	$26,644	$(8,435)
Investing activities	$(11,223)	$(171,258)
Financing activities	$(21,443)	$176,082
Operating Activities.
Cash flows provided by operating activities were $26.6 million for the six months ended June 30, 2016 compared to $8.4 million of cash flows used in operating activities for the six months ended June 30, 2015.
We had net income of $7.7 million for the six months ended June 30, 2016 compared to a net loss of $7.2 million for the six months ended June 30, 2015. Net income for the six months ended June 30, 2016 reflects six months of operations from our assets. The net loss for the six months ended June 30, 2015 was primarily attributable to general and administrative expenses allocated to us from PennTex Development, which managed our predecessor’s activities, during the construction of our assets.
The components of working capital that had the most significant impact on operating cash flow during the current period were accounts receivable, other current assets and accounts payable.
Investing Activities.
Cash flows used in investing activities were $11.2 million and $171.3 million for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, cash flows used in investing activities were used to expand and improve the effectiveness and efficiency of our assets, as compared to cash flows used during the six months ended June 30, 2015, which were used primarily for expansion capital expenditures in connection with the construction of our initial assets.
Financing Activities.
During the six months ended June 30, 2016, cash flows used in financing activities consist of borrowings and repayments under our revolving credit facility. During the six months ended June 30, 2015, we completed the Offering and used the net proceeds of $223.0 million to repay in full our predecessor’s revolving credit facility, make cash distributions to the predecessor’s members and fund a portion of our capital expenditures.
Borrowings from our revolving credit facility represent our main source of funding after the Offering. Prior to the Offering, our cash flows from financing activities consisted of member contributions and borrowings from our predecessor’s revolving credit facility. These amounts included both cash contributed to our predecessor and amounts PennTex Development expended on our behalf.
Distributions
Our minimum quarterly distribution is $0.2750 per unit, which corresponds to an aggregate distribution of $11.1 million per quarter and $44.2 million per year based on the common units and subordinated units outstanding as of June 30, 2016. The following table shows all of our distributions:

		Distributions				Distribution per Limited Partner Unit
		Common Units	Subordinated Units	Incentive Distribution Rights
Three Months Ended	Date Paid/To Be Paid				Total
		(in thousands, except per unit amounts)
June 30, 2016(1)	August 12, 2016	$5,744	$5,692	$—	$11,436	$0.2846
March 31, 2016	May 13, 2016	$5,501	$5,500	$—	$11,001	$0.2750
December 31, 2015	February 12, 2016	$5,500	$5,500	$—	$11,000	$0.2750
September 30, 2015	November 13, 2015	$5,500	$5,500	$—	$11,000	$0.2750
June 30, 2015(2)	August 15, 2015	$1,330	$1,330	$—	$2,660	$0.0665
March 31, 2015	N/A	N/A	N/A	N/A	N/A	N/A
(1) On July 21, 2016, the Partnership announced a distribution of $0.2846 per unit for the three months ended June 30, 2016. The distribution will be paid on August 12, 2016 to unitholders of record as of August 1, 2016.
(2) The distribution declared with respect to the quarter ended June 30, 2015 represented a prorated amount of our minimum quarterly distribution of $0.2750 per unit based on the number of days between the closing of the Offering on June 9, 2015 and June 30, 2015.
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
Contractual Obligations

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in millions)
Revolving Credit Facility	$157.0	$—	$—	$157.0	$—
Total	$157.0	$—	$—	$157.0	$—
Non-GAAP Financial Measures
As described above in “—How We Evaluate our Operations—Adjusted EBITDA and Distributable Cash Flow,” we use Adjusted EBITDA and distributable cash flow to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and make cash distributions. Additionally, Adjusted EBITDA is a financial measure reported to our lenders and used to determine compliance with certain of the financial covenants included in our revolving credit facility.
Adjusted EBITDA and distributable cash flow are non-GAAP financial measures. The GAAP liquidity measure most directly comparable to Adjusted EBITDA and distributable cash flow is net cash provided by operating activities. Adjusted EBITDA and distributable cash flow should not be considered as alternatives to the GAAP measures of net income (loss) or net cash provided by operating activities, as applicable. Adjusted EBITDA and distributable cash flow are not presentations made in accordance with GAAP and have important limitations as analytical tools because they include some, but not all, items that affect net income (loss) or net cash provided by operating activities, as applicable. You should not consider Adjusted EBITDA or distributable cash flow in isolation or as substitutes for analysis of results as reported under GAAP. Our definitions of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies.
Adjusted EBITDA for the three and six months ended June 30, 2015 includes the results of our predecessor’s operations for the period prior to the Offering on June 9, 2015. The following table reconcile Adjusted EBITDA to the most directly comparable GAAP financial and liquidity measures for the periods presented, and further reconciles Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 to distributable cash flow attributable to the Partnership:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$14,902	$(3,307)	$26,644	$(8,435)
Plus:
Cash interest expense related to operating activities	1,286	35	2,767	35
Changes in working capital	(656)	3,686	1,220	6,144
Other	—	(106)	—	(183)
Adjusted EBITDA	15,532	308	30,631	(2,439)
Less:
Predecessor Adjusted EBITDA	—	(747)	—	(3,494)
Cash interest expense related to operating activities	1,286	35	2,767	35
Income taxes paid	—	—	—	—
Maintenance capital expenditures	32	3	189	3
Distribution equivalents paid in cash(1)	227	42	401	42
Distributable cash flow	$13,987	$975	$27,274	$975
(1) Represents distribution equivalent rights paid in cash in respect of the applicable period to the extent reflected as changes in equity.
The following table provides the calculation of Adjusted EBITDA as defined above:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$4,168	$(4,170)	$7,685	$(7,234)
Add:
Interest expense, net	1,620	88	3,433	88
Depreciation and amortization expense	3,381	740	6,727	1,057
Changes to deferred revenue	3,912	528	8,028	528
Equity-based compensation expense	1,210	231	2,360	231
Non-cash contribution for general and administrative expense	1,241	408	2,398	408
Non-cash impairment on long-term assets	—	2,483	—	2,483
Adjusted EBITDA	$15,532	$308	$30,631	$(2,439)
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
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements.
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
Interest Rate Risk
As described above, our $275 million revolving credit facility became effective upon completion of the Offering. As of June 30, 2016, we had $157.0 million of borrowings outstanding under the revolving credit facility. We currently do not hedge the interest on portions of our borrowings under the revolving credit facility, although we may do so from time-to-time in order to manage risks associated with floating interest rates. A 1% increase in the effective interest rate on our outstanding borrowings at June 30, 2016 would result in an annual increase in our interest expense of approximately $1.6 million.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
On July 27, 2016, the Conflicts Committee of PennTex Midstream GP, LLC (the “General Partner”), the general partner of the Partnership, made a recommendation to the board of directors of the General Partner that the Partnership decline to exercise its right of first offer with respect to the sale of PennTex Permian, LLC (“Permian”) by PennTex Development. The Conflicts Committee, which consisted solely of the three independent directors of the General Partner, and retained independent financial and legal advisors in connection with its evaluation. On August 4, 2016, PennTex Development announced that it had entered into a definitive agreement to sell Permian to a third party.
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

PennTex Midstream Partners, LP

August 4, 2016	By:	PennTex Midstream GP, LLC, its general partner

	By:	/s/ Steven R. Jones
	Name:	Steven R. Jones
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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

10.1*
Amendment No. 2 to Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement, dated as of May 31, 2016, among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, PennTex North Louisiana, LLC and MRD Operating LLC.

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