Form 10-Q
period 2016-09-30
PennTex Midstream Partners, LP
filed 2016-10-28
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 24, 2016, the registrant had 20,184,020 common units and 20,000,000 subordinated units outstanding.

PENNTEX MIDSTREAM PARTNERS, LP

GLOSSARY OF INDUSTRY AND OTHER COMMONLY-USED TERMS
AMI and Exclusivity Agreement: the Amended & Restated Area of Mutual Interest and Midstream Exclusivity Agreement dated as of April 14, 2015 among PennTex NLA Holdings, LLC, Range Louisiana Operating LLC and PennTex North Louisiana, LLC, as amended.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this quarterly report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available through our website at www.penntex.com and through the SEC’s website at www.sec.gov. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	the status, timing and outcome of the transactions contemplated by the Contribution Agreement (as defined herein);

•	events that may occur subsequent to the completion of the transactions contemplated by the Contribution Agreement, including events that directly impact our business;

•	our primary customer’s inability to successfully execute its drilling and development plan in northern Louisiana on a timely basis or at all;
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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except outstanding units)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,052	$7,760
Accounts receivable	13,133	161
Accounts receivable—related party	20	5,950
Other receivables	536	2,421
Materials and supplies	2,374	2,586
Prepaid and other current assets	477	668
Total current assets	17,592	19,546
Property, plant and equipment, net	361,881	366,061
Intangible assets, net	19,963	20,021
Total non-current assets	381,844	386,082
Total assets	$399,436	$405,628

Liabilities
Current liabilities:
Accounts payable	$578	$7,566
Accounts payable—related party	650	871
Other current liabilities	4,369	2,852
Total current liabilities	5,597	11,289
Long-term debt, net	150,136	150,699
Other non-current liabilities	14,321	91
Total liabilities	170,054	162,079

Equity
Partners’ equity:
Limited Partners:
Common units (20,184,020 and 20,000,000 units issued and outstanding as of September 30, 2016 and December 31, 2015, respectively)	220,664	226,386
Subordinated units (20,000,000 units issued and outstanding as of September 30, 2016 and December 31, 2015)	8,718	17,163
General partner	—	—
Total equity	229,382	243,549
Total liabilities and equity	$399,436	$405,628
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$22,184	$11,225	$58,986	$14,150

Operating expenses:
Cost of revenues	3,770	1,610	9,258	1,610
General and administrative expense	4,615	3,625	12,627	8,559
Operating and maintenance expense	2,857	1,903	7,860	3,363
Depreciation and amortization expense	3,390	1,608	10,117	2,665
Impairment of surplus assets	—	—	—	2,483
Taxes other than income taxes	147	(2)	600	135
Total operating expenses	14,779	8,744	40,462	18,815
Operating income (loss)	7,405	2,481	18,524	(4,665)
Interest expense, net	1,577	461	5,010	549
Net income (loss)	$5,828	$2,020	$13,514	$(5,214)

Earnings per common unit: (Note 8)
Basic	$0.16	$0.09	$0.41	$0.08
Diluted	$0.16	$0.09	$0.41	$0.08

Weighted average common and common equivalent units outstanding:
Basic	20,184,020	20,000,000	20,075,644	20,000,000
Diluted	20,184,020	20,000,000	20,075,644	20,000,000

Cash distribution declared per unit	$0.2950	$0.2750	$0.8546	$0.3415

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2016	2015
Operating activities
Net income (loss)	$13,514	$(5,214)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	10,117	2,665
Accretion of debt discount	1,002	541
Equity-based compensation expense	3,935	1,288
Non-cash contribution for general and administrative expense	3,011	1,908
Non-cash impairment	—	2,483
Changes in deferred revenue, net	13,818	416
Changes in operating assets and liabilities:
Accounts receivable	(12,972)	(255)
Accounts receivable - related party	5,930	(9,165)
Prepaid and other current assets	2,514	(2,514)
Accounts payable	(829)	(121)
Accounts payable - related party	85	(814)
Other liabilities	1,468	2
Cash provided by (used in) operating activities	41,593	(8,780)

Investing activities
Property, plant and equipment expenditures	(11,607)	(202,798)
Intangible assets expenditures	(503)	(9,526)
Cash used in investing activities	(12,110)	(212,324)

Financing activities
Proceeds from long-term debt	52,000	118,000
Payments on long-term debt	(53,500)	(60,500)
Payments for debt issuance costs	(65)	(4,662)
Proceeds from initial public offering	—	223,021
Contributions from predecessor’s members	—	103,750
Distributions to predecessor’s members	—	(165,838)
Distributions to unitholders	(34,013)	(2,702)
Phantom units surrendered to pay taxes	(613)	—
Costs of the Offering	—	(4,675)
Cash provided by (used in) financing activities	(36,191)	206,394
Net change in cash and cash equivalents	(6,708)	(14,710)
Cash and cash equivalents—beginning of period	7,760	17,471
Cash and cash equivalents—end of period	$1,052	$2,761

Supplemental cash flows:
Interest paid, net of capitalized interest	$4,543	$35
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	Partnership
	General Partner	Common Units	Subordinated Units	PennTex NLA Holdings, LLC	MRD WHR LA Midstream LLC	Total
Balance at January 1, 2015	$—	$—	$—	$95,984	$(1,772)	$94,212
Net income (loss)—January 1 to June 9, 2015 (prior to the Offering)	—	—	—	(4,177)	(2,507)	(6,684)
Capital contributions from predecessor’s members	—	—	—	69,622	35,345	104,967
Exchange for predecessor membership interests	—	7,689	18,968	(55,305)	28,648	—
Proceeds from the Offering, net of costs	—	223,021	—	—	—	223,021
Costs of the Offering	—	(4,675)	—			(4,675)
Distributions to predecessor’s members	—	—	—	(106,124)	(59,714)	(165,838)
Payments for distribution equivalents	—	(42)	—	—	—	(42)
Equity-based compensation expense	—	1,288	—	—	—	1,288
Non-cash contribution for general and administrative expenses	1,908	—	—	—	—	1,908
Distributions to unitholders	—	(1,330)	(1,330)	—	—	(2,660)
Net income (loss) - June 9 to September 30, 2015	(1,908)	1,689	$1,689	—	$—	1,470
Balance at September 30, 2015	$—	$227,640	$19,327	$—	$—	$246,967

Balance at December 31, 2015	$—	$226,386	$17,163	$—	$—	$243,549
Payments for distribution equivalents	—	(576)	—	—	—	(576)
Equity-based compensation expense	—	3,935	—	—	—	3,935
Phantom units surrendered to pay taxes	—	(613)	—	—		(613)
Non-cash contribution for general and administrative expenses	3,011	—	—	—	—	3,011
Distributions to unitholders	—	(16,746)	(16,692)	—	—	(33,438)
Net income (loss)	(3,011)	8,278	8,247	—	—	13,514
Balance at September 30, 2016	$—	$220,664	$8,718	$—	$—	$229,382

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
In connection with the closing of the Offering (and giving effect to the partial exercise of the underwriters’ over-allotment option), PennTex NLA and MRD WHR LA contributed their respective 62.5% and 37.5% membership interests in PennTex Operating to the Partnership in exchange for cash, common units and subordinated units. PennTex NLA subsequently distributed all of the cash, common units and subordinated units it received to PennTex Development. As of September 30, 2016, PennTex Development holds 3,262,019 common units and 12,500,000 subordinated units in the Partnership. Additionally, in connection with the closing of the Offering, the Partnership issued 92.5% and 7.5% of its incentive distributions rights (“IDRs”) to PennTex Development and MRD WHR LA, respectively, and PennTex Development conveyed a 7.5% interest in the Partnership’s general partner (the “general partner”) to MRD WHR LA. MRD WHR LA subsequently distributed the IDRs and interests in the general partner to its members.
On October 25, 2016, the Partnership announced that PennTex Development had entered into a Contribution Agreement (the “Contribution Agreement”) with certain affiliates of NGP, certain other contributors and Energy Transfer Partners, L.P. (“Energy Transfer”). Pursuant to, and subject to the terms and conditions of, the Contribution Agreement, Energy Transfer has agreed to acquire (i) 100% of the membership interests in PennTex Development; (ii) 6,301,596 common units representing limited partner interests in the Partnership and 20,000,000 subordinated units representing limited partner interests in the Partnership; (iii) 100% of the membership interests in the general partner; and (iv) 100% of the Partnership’s incentive distribution rights.
The transactions contemplated by the Contribution Agreement are expected to close during the fourth quarter of 2016, subject to customary closing conditions. Upon the completion of the transactions contemplated by the Contribution Agreement, Energy Transfer will own the general partner of, and will control, the Partnership, and will own approximately 65% of the outstanding limited partner interests in the Partnership.
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
Range Louisiana Operating LLC (“RRC Operating”), formerly known as MRD Operating LLC, is the Partnership’s primary customer. On September 16, 2016, Range Resources Corporation (“Range Resources”) completed its previously announced acquisition of Memorial Resource Development Corp. (“Memorial Resource”), and RRC Operating became a wholly owned subsidiary of Range Resources. Prior to the completion of the acquisition, RRC Operating was a wholly owned subsidiary of Memorial Resource, an affiliate of NGP, and was a related party of the Partnership. In connection with the acquisition, MRD Operating LLC changed its name to Range Louisiana Operating LLC. As of September 16, 2016, RRC Operating ceased to be a related party.
The Partnership operates and manages the business as one reportable segment. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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
The statement of operations included in the accompanying unaudited consolidated financial statements also includes expense allocations for certain partnership functions performed by PennTex Development, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal and procurement and information technology. These allocations are based primarily on specific identification of time and/or activities associated with pre-construction, construction and operating activities, employee headcount or capital expenditures. Management believes the assumptions underlying the financial statements, including the assumptions regarding allocating general and administrative expenses from PennTex Development, are reasonable. General and administrative expenses allocated to the Partnership for which the Partnership will reimburse PennTex Development are reflected as a payable due to a related party.
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
Deferred Revenue
The Partnership’s processing agreement with RRC Operating requires RRC Operating to pay a fee based on the volume of gas actually processed, subject to a cumulative minimum volume commitment that is measured as of the end of each quarterly period. To the extent that RRC Operating has not delivered the applicable cumulative minimum volume commitment as of the end of a quarterly period, RRC Operating is required to pay a deficiency fee to the Partnership. The amount paid to the Partnership as a deficiency fee is characterized as unearned revenue. The Partnership invoices RRC Operating based upon the applicable rates specified in the processing agreement for the services provided and recognizes revenue based on a weighted average rate over the term of the agreement. The excess of the fees invoiced under the processing agreement compared to the fees recognized as revenue are characterized as unearned revenue. Unearned revenue is reported as deferred revenue and included in other non-current liabilities in the Consolidated Balance Sheet.
Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. As of September 30, 2016, the Partnership had deferred revenue included in other non-current liabilities of $14.3 million, of which $6.2 million was generated during the three months ended

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

September 30, 2016. See Note 9 “Commitments and Contingencies” for further discussion of the RRC Operating processing agreement. As of December 31, 2015, the Partnership had no deferred revenue.
Accounting Policies
The accounting policies followed by the Partnership are set forth in Note 2—Summary of Significant Accounting Policies in the 2015 Form 10-K.  The accompanying unaudited consolidated financial statements include all of the Partnership’s accounts and the accounts of its subsidiaries. There were no significant changes to the Partnership’s accounting policies during the three months ended September 30, 2016.
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
In August 2016, the FASB issued authoritative guidance to reduce the diversity of reporting on statements of cash flows. This guidance is effective for annual periods beginning after December 15, 2017, with earlier adoption permitted. The Partnership is evaluating the impact on its consolidated statement of cash flows.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

3. Identifiable Intangible Assets
Identifiable intangible assets, which are subject to amortization, consist of the following (in thousands):

	September 30, 2016
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$20,828	$865	$19,963
Total		$20,828	$865	$19,963

	December 31, 2015
	Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$20,373	$352	$20,021
Total		$20,373	$352	$20,021
Amortization expense for the three months ended September 30, 2016 and 2015 was $0.2 million and $0.1 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was $0.5 million and $0.2 million, respectively.
4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	Useful Lives (in years)	September 30, 2016	December 31, 2015
Gathering, processing and transportation	30	$372,073	$366,910
Vehicles	5	644	572
Hardware and software	5 to 7	180	148
Other	3 to 7	2,233	1,963
Land	N/A	1,666	1,666
Total		376,796	371,259
Less accumulated depreciation		(15,348)	(5,742)
Net of accumulated depreciation		361,448	365,517
Construction in progress		433	544
Property, plant and equipment		$361,881	$366,061
Depreciation expense for the three months ended September 30, 2016 and 2015 was $3.2 million and $1.5 million, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $9.6 million and $2.5 million, respectively.
For the three and nine months ended September 30, 2016, no interest expense was capitalized. For the three and nine months ended September 30, 2015, $1.1 million and $2.5 million, respectively, of interest expense related to the construction of the Partnership’s assets was capitalized and included in property, plant and equipment.
5. Long-term Debt
The Partnership’s debt obligations consisted of the following (in thousands) as of the below dates:

	September 30, 2016	December 31, 2015
$275 million MLP revolving credit facility	$154,500	$156,000
Unamortized debt discount costs	(4,364)	(5,301)
Total long-term debt	$150,136	$150,699

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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
The MLP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict the Partnership’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of the Partnership’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries of the Partnership as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. The Partnership is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x with respect to the fiscal quarter ending September 30, 2016.
As of September 30, 2016, the Partnership had $119.5 million of available borrowing capacity under the MLP revolving credit facility. As of September 30, 2016, the Partnership was in compliance with the covenants under the MLP revolving credit facility.
The borrowed amounts are subject to interest based upon the current consolidated total leverage ratio at the time of the borrowing. At the Partnership’s discretion it can borrow utilizing either Eurodollar loans or Alternate Base Rate (“ABR”) loans. Interest on Eurodollar loans is based on the LIBOR plus an applicable margin that varies between 2.0% and 3.25% based on the consolidated total leverage ratio. Interest on ABR loans is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1.5% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.0% and plus an applicable margin that varies between 1.00% and 2.25% based on the consolidated total leverage ratio. The unused portion of the credit facility is subject to a commitment fee, which is 0.375% multiplied by the amount of the unused commitment. As of September 30, 2016, the weighted average interest rate on outstanding borrowings was 2.8%. The fair value of the long-term debt approximates the carrying amount because the interest rate is variable and reflective of market rates.
The following table sets forth the outstanding borrowings, letters of credit issued and available borrowing capacity under the MLP revolving credit facility as of September 30, 2016 (in thousands):

Total borrowing capacity	$275,000
Less: Outstanding borrowings	154,500
Less: Letters of credit issued	1,000
Available borrowing capacity	$119,500
The Partnership capitalized debt origination fees of $6.4 million associated with the MLP revolving credit facility and the OpCo revolving credit facility described below, which are included on the Consolidated Balance Sheet as a contra long-term debt. These amounts reflect $1.4 million of debt issuance costs that were presented as a reduction of long-term debt based upon adoption of the applicable FASB guidance described in Note 2. These fees will be amortized over the life of the MLP revolving credit facility. The Partnership had unamortized debt discount costs of $4.4 million and $5.3 million as of September 30, 2016 and December 31, 2015, respectively.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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
Phantom Units Granted
In June 2016, the Partnership granted an aggregate of 361,159 phantom units with a vesting period of three years and corresponding distribution equivalent rights (“DERs”) to employees and officers of the general partner and its affiliates. In connection with the completion of the Offering in June 2015, the Partnership granted an aggregate of 620,200 phantom units with a vesting period of three years and corresponding DERS to employees and officers of the general partner and its affiliates . A phantom unit entitles the grantee to receive a common unit upon the vesting date. Each phantom unit was granted in tandem with a corresponding DER that allows the holder to receive, for each phantom unit held, cash equal to any cash distribution paid on a common unit between the grant date and the date that the phantom units are settled or forfeited. The total value at grant date was $5.8 million and $12.2 million for the 2016 and 2015 grants, respectively, of which the Partnership recorded compensation expense of $1.5 million and $3.6 million during the three and nine months ended September 30, 2016, respectively. The Partnership recorded compensation expense of $1.0 million and $1.2 million related to the 2015 LTIP grants to employees during the three and nine months ended September 30, 2015, respectively. As of September 30, 2016, the Partnership had $11.9 million of unrecognized expense related to these LTIP grants. During the nine months ended September 30, 2016, 209,040 phantom units vested, and the Partnership withheld 40,020 of such phantom units to cover withholding taxes of $0.6 million for employees.
In June 2016, the Partnership issued 27,222 phantom units with a vesting period of one year and corresponding DERs to the three independent directors of the general partner. The total value of those grants at the grant date was $0.4 million. In 2015, the Partnership granted 15,000 phantom units with a vesting period of approximately one year and corresponding DERs to the three independent directors of the general partner. The total value of those three grants at the grant dates was $0.3 million. As of September 30, 2016, these units were fully vested. During the three and nine months ended September 30, 2016, the Partnership recorded $0.1 million and $0.3 million, respectively, of compensation expense related to these grants, with $0.3 million of unrecognized expense as of September 30, 2016. During the three and nine months ended September 30, 2015, the Partnership recorded $40 thousand and $46 thousand, respectively, of compensation expense related to the 2015 LTIP grants to directors.
The following table summarizes the changes in the phantom units outstanding for the nine months ended September 30, 2016:

	Nine months ended September 30, 2016
	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Beginning of period	635,200	$19.63	1.4 years
Granted	388,381	$16.09	1.6 years
Vested	224,040	$19.55	—
Forfeited	12,913	$18.16	—
End of period	786,628	$17.92	1.4 years
7. Partnership and Equity Distributions
Quarterly Distribution
The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides for a minimum quarterly distribution of $0.2750 per unit for each quarter, or $1.10 per unit on an annualized basis. On October 25, 2016, the Partnership announced a distribution of $0.2950 per unit for the third quarter of 2016. This distribution will be paid on November 14, 2016 to unitholders of record on November 7, 2016.
The Partnership Agreement requires that distributions for each quarter will be paid to the extent there is sufficient cash after establishment of cash reserves and payment of fees and expenses, including payments to the general partner and its affiliates. The Partnership’s ability to pay the minimum quarterly distribution is subject to various restrictions and other factors.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

The following table illustrates the Partnership’s calculation of net income per unit for the three and nine months ended September 30, 2016:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015 (1)
	(in thousands, except unit and per unit amounts)
Net income (loss)	$5,828	$2,020	13,514	(5,214)
Less: Net loss attributable to general partner	(613)	(1,500)	(3,011)	(8,592)
Net income attributable to the Partnership	6,441	3,520	16,525	3,378
Less:
General partner’s distribution	—	—	—	—
Distribution declared on IDRs	—	—	—	—
Payments for distribution equivalents (2)(3)	232	172	633	215
Limited partners’ distribution declared on common units(2)	5,954	5,500	17,199	6,830
Limited partners’ distribution declared on subordinated units(2)	5,900	5,500	17,092	6,830
Distribution in excess of net income attributable to the Partnership	(5,645)	(7,652)	(18,399)	(10,497)
Distribution in excess of net income attributable to equity-based awards	(107)	(119)	(349)	(163)
Distribution in excess of net income attributable to limited partners	$(5,538)	$(7,533)	(18,050)	(10,334)
(1)For periods prior to the Offering on June 9, 2015, no net income is attributable to the Partnership.
(2)Distribution declared on October 19, 2016, attributable to the third quarter of 2016.
(3)Represents DERs to be paid in respect of phantom units.

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three Months Ended September 30, 2016
Net income (loss) attributable to the limited partner unitholders:
Distribution declared(1)	$—	$5,954	$5,900	$11,854
Distribution less than (in excess of) net income attributable to the Partnership	—	(2,782)	(2,756)	(5,538)
Net income attributable to limited partners	$—	$3,172	$3,144	$6,316

Weighted average common units outstanding:
Basic	—	20,184,020	20,000,000	40,184,020
Diluted	—	20,184,020	20,000,000	40,184,020

Net income per common unit:
Basic		$0.16	$0.16
Diluted		$0.16	$0.16
(1)Distribution declared on October 19, 2016 attributable to the period indicated; includes distribution to be paid in respect of common units issued and outstanding as of the distribution record date of November 7, 2016.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three months ended September 30, 2015
Net income (loss) attributable to the limited partner unitholders:
Distribution declared	$—	$5,500	$5,500	$11,000
Distribution in excess of net income attributable to the Partnership	—	(3,766)	(3,767)	(7,533)
Net loss attributable to the partnership	$—	$1,734	$1,733	$3,467

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income per common unit:
Basic		$0.09	$0.09
Diluted		$0.09	$0.09

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Nine months ended September 30, 2016
Net income (loss) attributable to the limited partner unitholders:
Distribution declared(1)	$—	$17,199	$17,092	$34,291
Distribution in excess of net income attributable to the Partnership	—	(9,063)	(8,987)	(18,050)
Net income attributable to the partnership	$—	$8,136	$8,105	$16,241

Weighted average common units outstanding:
Basic	—	20,075,644	20,000,000	40,075,644
Diluted	—	20,075,644	20,000,000	40,075,644

Net income per common unit:
Basic		$0.41	$0.41
Diluted		$0.41	$0.41
(1)Distribution declared attributable to the periods indicated; includes distribution declared on October 19, 2016 to be paid in respect of common units issued and outstanding as of the distribution record date of November 7, 2016.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Nine months ended September 30, 2015
Net income (loss) attributable to the limited partner unitholders:
Distribution declared	$—	$6,830	$6,830	$13,660
Distribution in excess of net income attributable to the Partnership	—	(5,167)	(5,167)	(10,334)
Net loss attributable to the partnership	$—	$1,663	$1,663	$3,326

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income per common unit:
Basic		$0.08	$0.08
Diluted		$0.08	$0.08
9. Commitments and Contingencies
Contractual Commitments
Commercial Agreements with RRC Operating
The Partnership has entered into 15-year processing, gathering and residue gas and NGL transportation agreements with RRC Operating. The processing agreement contains a specified daily minimum volume threshold for RRC Operating, which increased to 460,000 MMBtu/d effective July 1, 2016. On July 1, 2026, RRC Operating’s daily minimum volume threshold will decrease to 345,000 MMBtu/d through May 31, 2030, and will then decrease to 115,000 MMBtu/d effective June 1, 2030 through the remainder of the initial term ending October 1, 2030. Any volumes of gas delivered up to the applicable daily minimum volume threshold are charged the firm fixed-commitment fee and any volumes delivered in excess of such threshold are charged the interruptible-service fixed fee. RRC Operating must pay a deficiency payment based on the firm-commitment fixed fee with respect to a particular quarterly period if the cumulative minimum volume commitment as of the end of such period exceeds the sum of (i) the cumulative volumes processed under the processing agreement as of the end of such period plus (ii) volumes corresponding to deficiency payments incurred prior to such period. RRC Operating may utilize these deficiency payments as a credit for fees owed to the Partnership only to the extent it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. Additionally, all volumes delivered by RRC Operating in excess of the minimum volume commitment in a quarterly period apply against and reduce, on a one-for-one basis, the cumulative minimum volume commitment used to calculate deficiency payments for future quarterly periods. The processing agreement also requires RRC Operating to reimburse a portion of the Partnership’s electricity expenses for electric compression at the processing plants.
The gathering agreement provides for the gathering of RRC Operating’s processable natural gas for delivery to the Partnership’s processing plants (or a third party as described below). The gathering agreement initially provides for a firm capacity reservation payment and a usage fee that is subject to a minimum volume commitment. For the period from June 1, 2015 through November 30, 2019, (i) the firm capacity reservation payment is based on a daily capacity of 460,000 MMBtu/d, calculated monthly, and (ii) the usage fee is based on volumes delivered into the gathering system, subject to a deficiency fee based on a specified minimum volume commitment that is calculated and paid on an annual basis. The specified minimum gathering volume commitment equals RRC Operating’s then applicable daily minimum volume threshold under the processing agreement (excluding any optional increases by RRC Operating). Accordingly, the specified minimum gathering volume commitment will not be less than 115,000 MMBtu/d nor more than 460,000 MMBtu/d. Beginning December 1, 2019 through the end of the gathering agreement term, all volumes will be subject to a usage fee, subject to the deficiency fee and minimum volume commitment described above, and no firm capacity reservation payment will apply. The gathering agreement also provides for the delivery of RRC Operating’s rich natural gas, on an interruptible basis, to facilities operated by a third party for a specified usage fee.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

The residue gas and NGL transportation agreements provide for the transportation of residue gas and NGLs produced at the Partnership’s processing plants to downstream markets. RRC Operating pays a usage fee for all volumes transported under the residue gas and NGL transportation agreements and also pays a monthly fee for priority firm service under the gas transportation agreement. Both transportation agreements include a plant tailgate dedication pursuant to which all of RRC Operating’s residue gas and NGLs produced from the Partnership’s processing plants are delivered for transportation on the Partnership’s residue gas and NGL pipelines.
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
Legal Proceedings
The Partnership may from time to time be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Partnership regularly analyzes current information and, as necessary, will provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of September 30, 2016, there are no pending legal matters that would have a material impact on the results of operations, financial position or cash flows.
10. Related-Party Transactions
Commercial Contracts
The Partnership has entered into commercial agreements with RRC Operating (formerly MRD Operating LLC) for the gathering, processing and transportation of natural gas and NGLs (see Note 9 “Commitments and Contingencies”). The gathering agreement and the residue gas transportation agreement are expected to remain in effect until June 1, 2030, and the processing agreement and the NGL transportation agreement are expected to remain in effect until October 1, 2030. As of September 16, 2016, RRC Operating is no longer a related party. In addition, the Partnership has entered into an agreement with WildHorse Resources II LLC (“WHR II”), pursuant to which the Partnership provides gathering and/or processing and transportation services to WHR II on an interruptible basis. WHR II is an affiliate of NGP and is therefore a related party to the Partnership.
For the three months ended September 30, 2016 and 2015, the Partnership had revenue of $17.0 million and $11.2 million, respectively, from related-party commercial agreements. For the nine months ended September 30, 2016 and 2015, the Partnership had revenue of $51.9 million and $14.1 million, respectively, from related-party commercial agreements. As of September 30, 2016 and December 31, 2015, the Partnership had accounts receivable from related parties on the Consolidated Balance Sheet of $20.2 thousand and $5.9 million, respectively.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Allocated general and administrative expenses:
Cash	$1,000	$250	$2,500	$3,842
Non-cash	613	1,500	3,011	1,908
Operating and maintenance expenses	1,336	1,002	3,765	2,236
Total	$2,949	$2,752	$9,276	$7,986
The Partnership had outstanding accounts payable to PennTex Development of $0.7 million and $0.5 million as of September 30, 2016 and December 31, 2015, respectively.
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
As discussed in Note 9 Commitments and Contingencies, the Partnership has entered into long-term commercial agreements with RRC Operating. RRC Operating accounted for 94% and 100% of the Partnership’s total revenues for the three and nine months ended September 30, 2016 and 2015, respectively. The Partnership is potentially exposed to concentration of business and credit risk primarily through the Partnership’s commercial agreements with RRC Operating. Management monitors the creditworthiness of RRC Operating, and the Partnership has not experienced any collectability issues with RRC Operating.

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
Our Operations
We generate a majority of our revenues pursuant to long-term, fee-based commercial agreements with Range Resources Corporation (“Range Resources”). Our gathering and processing agreements with Range Resources contain minimum volume commitments, our gathering agreement contains firm capacity reservation payments and our residue gas and NGL transportation agreements contain plant tailgate dedications for natural gas processed at our processing plants. We believe these commercial agreements provide long-term stability to our business. In addition, pursuant to the AMI and Exclusivity Agreement, we have the exclusive right to provide midstream services to support Range Resources’ current and future production on its operated acreage within northern Louisiana (other than production subject to existing third-party commitments or other arrangements to which we consent). Our assets are designed to accommodate projected future production growth of Range Resources and to allow us to pursue volumes from third parties.
On September 16, 2016, Range Resources completed its previously announced acquisition of Memorial Resource Development Corp. We do not expect the merger to have a material impact on our business.
Because we do not take ownership of the natural gas and NGLs that we gather, process and transport under our agreements with Range Resources, we generally do not have direct exposure to fluctuations in commodity prices. However, we have indirect exposure to commodity prices in that persistently low commodity prices may cause Range Resources or other customers to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering, processing and transporting on our systems. In addition, we take title to and resell NGLs that we process pursuant to interruptible processing agreements with two other customers, which results in some direct commodity price exposure. However, because these are interruptible agreements, we are not obligated to process any specified natural gas volumes and we are not required to purchase any NGLs under these agreements. The revenues and costs of revenue from these interruptible agreements represent an insignificant amount of our total reported revenues and costs of revenue.
Please read “Quantitative and Qualitative Disclosures About Market Risk” in Item 3 of this quarterly report.
How We Evaluate Our Operations
Our management uses a variety of financial and operational metrics to analyze our performance. We view these metrics as important factors in evaluating our profitability and liquidity and review these measurements on at least a monthly basis for consistency and trend analysis. These metrics include (i) contract mix and volumes, (ii) operating costs and expenses and

(iii) Adjusted EBITDA and distributable cash flow. We manage our business and analyze our results of operations as a single business segment.
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
Our current contracts with Range Resources contain minimum volume commitments for natural gas processing, firm capacity reservation fees for natural gas gathering and interruptible fees for volumes in excess of those minimum and firm commitments, as applicable, and usage fees for residue gas and NGL transportation. Although these contracts are entirely fee-based and accordingly limit our commodity price exposure, the volume of natural gas that we gather, process or transport depends on successful drilling and production activity in northern Louisiana, and we generally expect the level of drilling and production to positively correlate with long-term trends in commodity prices.
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
Revenues
Prior to the completion of our Phase I assets in May 2015, we earned only limited revenues from our gathering pipeline. Following the completion of our assets in May and September 2015 and the commencement of our commercial agreements with Range Resources, our financial results reflect our full range of midstream services. For the three and nine months ended September 30, 2016, our financial results reflect a full three and nine months of operations of our assets compared to the three and nine months ended September 30, 2015, which includes only gathering revenues and four full months of operating one processing plant. Additionally, our future revenues will fluctuate based on the throughput volumes of natural gas and NGLs delivered by our customers in a given period.
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

Results of Operations
The following provides a summary of our results of operations for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$22,184	$11,225	$58,986	$14,150

Operating expenses:
Cost of revenues	3,770	1,610	9,258	1,610
General and administrative expense	4,615	3,625	12,627	8,559
Operating and maintenance expense	2,857	1,903	7,860	3,363
Depreciation and amortization expense	3,390	1,608	10,117	2,665
Impairment of surplus assets	—	—	—	2,483
Taxes other than income taxes	147	(2)	600	135
Total operating expenses	14,779	8,744	40,462	18,815
Operating income (loss)	$7,405	$2,481	$18,524	$(4,665)

Adjusted EBITDA (1)	$18,772	$6,224	$49,405	$3,785

Operating Data:
Gathering (MDth/d)	334	182	315	77
Processing (MDth/d)(2)	309	176	284	129
Transportation (MDth/d)(3)	266	160	248	116
NGL transportation (Bbls/d)(4)	13	—	11	—
(1) For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.
(2) The Lincoln Parish plant commenced operations on May 15, 2015; as a result, operating data for the nine months ended September 30, 2015 includes approximately 139 days of operations. The Mt. Olive plant commenced operations on September 12, 2015; as a result, operating data for the three and nine months ended September 30, 2015 includes approximately 19 days of operations.
(3) Our residue gas pipeline commenced operations on May 15, 2015; as a result, operating data for the nine months ended September 30, 2015 includes approximately 139 days of operations. Additional residue gas pipelines commenced operations on September 12, 2015; as a result, operating data for the three and nine months ended September 30, 2015 includes approximately 19 days of operations from these pipelines.
(4) Our NGL pipeline commenced commercial operations on October 1, 2015; as a result, no operating data is included for the three and nine months ended September 30, 2015.
Three months ended September 30, 2016 compared to the three months ended September 30, 2015
For the three months ended September 30, 2016, we recorded revenue of $22.2 million, which includes $2.9 million for electric compression reimbursement. We generated this revenue by providing gathering, processing and transportation services to customers. For the three months ended September 30, 2015, we recorded revenue of $11.2 million. The increase in our revenue primarily reflects a full quarter of operations for two plants for the three months ended September 30, 2016, as compared to a full quarter of operations for one plant and 19 days of operations of a second plant for the three months ended September 30, 2015.
Range Resources’ cumulative processing volumes as of September 30, 2016 were below the applicable minimum processing commitment under the processing agreement. As a result, we recorded a deficiency payment of $5.9 million attributable to undelivered volumes during the three months ended September 30, 2016. As of September 30, 2016, non-current liabilities on our balance sheet includes deferred revenues of $14.3 million, which includes the deficiency payment and processing fees incurred by Range Resources in excess of the weighted average processing fee over the duration of the processing agreement determined in accordance with GAAP, and of which $6.2 million relates to the three months ended September 30, 2016.

As of September 30, 2016, Range Resources’ cumulative processing volumes were below the applicable minimum processing commitment by 30,588 MDth, of which 15,450 MDth relate to undelivered processing volumes during the three months ended September 30, 2016.
For the three months ended September 30, 2016, our total general and administrative expenses and operating and maintenance expenses increased by approximately $1.9 million compared to the three months ended September 30, 2015, which primarily reflects the operation of our full suite of assets. The increase in general and administrative expenses reflects additional expenses incurred as a result of being a publicly traded company and includes compensation expense of $1.2 million for phantom units grants for the three months ended September 30, 2016 compared to $0.8 million for the three months ended September 30, 2015. Operating and maintenance expenses for the three months ended September 30, 2016 includes compensation expense of $0.3 million for phantom units grants for the three months ended September 30, 2016 and $0.3 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, our cost of revenues consists of approximately $3.0 million of electric compression expense.
We incurred depreciation and amortization expense of $3.4 million and $1.6 million during the three months ended September 30, 2016 and 2015, respectively. The increase in these expenses for the three months ended September 30, 2016 reflects operations through the entire period as compared to partial-period operations during three months ended September 30, 2015 following the completion of our assets in May and September 2015.
Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015
For the nine months ended September 30, 2016, we recorded revenue of $59.0 million, which includes $7.2 million for electric compression reimbursement. We generated this revenue by providing gathering, processing, and transportation services to customers. For the nine months ended September 30, 2015, we recorded revenue of $14.2 million. The increase in our revenue primarily reflects three full quarters of operations for the nine months ended September 30, 2016, as compared to approximately four months of operations following the completion of our first plant in May 2015 and 19 days of operations for our second plant in September 2015 for the nine months ended September 30, 2015.
We recorded deficiency payments of $12.4 million attributable to undelivered volumes during the nine months ended September 30, 2016. As of September 30, 2016, non-current liabilities on our balance sheet includes deferred revenues of $14.3 million, all of which was recorded in the nine months ended September 30, 2016.
As of September 30, 2016, Range Resources’ cumulative processing volumes were below the applicable minimum processing commitment by 30,588 MDth, all of which relate to undelivered processing volumes during the nine months ended September 30, 2016.
For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, our total general and administrative expenses and operating and maintenance expenses increased approximately $8.6 million, which primarily reflects the operation of our full suite of assets, including expanded operations following the completion of the Mt. Olive plant, the NGL pipeline and a 14-mile segment of the residue gas pipeline in September 2015. The increase in general and administrative expenses primarily reflects additional expenses incurred as a result of being a publicly traded company and includes compensation expenses of $3.1 million for phantom units grants for the nine months ended September 30, 2016 compared to $1.0 million for the nine months ended September 30, 2015. Operating and maintenance expenses for the nine months ended September 30, 2016 includes compensation expense of $0.9 million for phantom units grants compared to $0.3 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, our cost of revenues consists of approximately $7.6 million of electric compression expense.
We incurred depreciation and amortization expense of $10.1 million and $2.7 million during the nine months ended September 30, 2016 and 2015, respectively. The increase in these expenses for the nine months ended September 30, 2016 reflects the operation of our assets following their completion in May and September 2015 as compared to only the initial portion of our gathering system being operational during most of the nine months ended September 30, 2015.
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
In addition, our revolving credit facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the revolving credit facility. Our revolving credit facility also requires us to maintain certain financial covenants. As of September 30, 2016, we were in compliance with the covenants under our revolving credit facility.
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
Since its effectiveness, we have used the revolving credit facility for capital expenditures required for the construction of our assets and to pay a portion of our distribution to unitholders for the second and third quarters of 2015. We expect to use the revolving credit facility to fund capital expenditures, acquisitions and certain of our working capital needs and for other general partnership purposes in the future.
As of September 30, 2016, we had $154.5 million drawn under our revolving credit facility and had $1.0 million of letters of credit outstanding, resulting in $119.5 million of additional available borrowing capacity.
Working Capital
Working capital is the amount by which our current assets exceed our current liabilities. As of September 30, 2016, our working capital increased to $12.0 million from $8.3 million as of December 31, 2015. Prior to completion of our assets in September 2015, our working capital requirements were primarily driven by the changes in accounts payable related to the construction of our assets and affiliated accounts payable related to services provided by our general partner and, following the commencement of operations in May 2015, changes in accounts payable and accounts receivable due to the timing of collections from our customers. Following the completion of our assets in September 2015, our working capital requirements have been primarily driven by changes in accounts payable along with changes in accounts receivable due to the timing of collections from our customers and payments to suppliers. A material adverse change in operations or available financing under our revolving credit facility could impact our ability to fund our requirements for liquidity and capital resources.
Historical Cash Flow
All of the following discussions relate to the nine months ended September 30, 2016. The following table and discussion presents a summary of our cash flow for the periods indicated:

	Nine months ended September 30,
	2016	2015
	(in thousand)
Net cash provided by (used in):
Operating activities	$41,593	$(8,780)
Investing activities	$(12,110)	$(212,324)
Financing activities	$(36,191)	$206,394
Operating Activities.
Cash flows provided by operating activities were $41.6 million for the nine months ended September 30, 2016 compared to $8.8 million of cash flows used in operating activities for the nine months ended September 30, 2015.
We had net income of $13.5 million for the nine months ended September 30, 2016 compared to a net loss of $5.2 million for the nine months ended September 30, 2015. Net income for the nine months ended September 30, 2016 reflects nine months of operations from our assets. The net loss for the nine months ended September 30, 2015 was primarily attributable to general and administrative expenses allocated to us from PennTex Development, which managed our predecessor’s activities, during the construction of our assets. We generated net cash of $13.8 million for the nine months ended September 30, 2016 due to the differences in our billing activities as compared to our revenue recognized.
The components of working capital that had the most significant impact on operating cash flow during the current period were accounts receivable and other current assets.
Investing Activities.
Cash flows used in investing activities were $12.1 million and $212.3 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, cash flows used in investing activities were used to expand and improve the effectiveness and efficiency of our assets, as compared to cash flows used during the nine months ended September 30, 2015, which were used primarily for expansion capital expenditures in connection with the construction of our initial assets.
Financing Activities.
During the nine months ended September 30, 2016, cash flows used in financing activities consist of borrowings and repayments under our revolving credit facility. During the nine months ended September 30, 2015, we completed the Offering and used the net proceeds of $223.0 million to repay in full our predecessor’s revolving credit facility, make cash distributions to the predecessor’s members and fund a portion of our capital expenditures.
Borrowings from our revolving credit facility represent our main source of funding after the Offering. Prior to the Offering, our cash flows from financing activities consisted of member contributions and borrowings from our predecessor’s revolving credit facility. These amounts included both cash contributed to our predecessor and amounts PennTex Development expended on our behalf.
Distributions
Our minimum quarterly distribution is $0.2750 per unit, which corresponds to an aggregate distribution of $11.1 million per quarter and $44.2 million per year based on the common units and subordinated units outstanding as of September 30, 2016. The following table shows all of our distributions:

		Distributions				Distribution per Limited Partner Unit
		Common Units	Subordinated Units	Incentive Distribution Rights
Three Months Ended	Date Paid/To Be Paid				Total
		(in thousands, except per unit amounts)
September 30, 2016(1)	November 14, 2016	$5,954	$5,900	$—	$11,854	$0.2950
June 30, 2016	August 12, 2016	$5,744	$5,692	$—	$11,436	$0.2846
March 31, 2016	May 13, 2016	$5,501	$5,500	$—	$11,001	$0.2750
December 31, 2015	February 12, 2016	$5,500	$5,500	$—	$11,000	$0.2750
September 30, 2015	November 13, 2015	$5,500	$5,500	$—	$11,000	$0.2750
June 30, 2015(2)	August 15, 2015	$1,330	$1,330	$—	$2,660	$0.0665
(1) On October 25, 2016, the Partnership announced a distribution of $0.2950 per unit for the three months ended September 30, 2016. The distribution will be paid on November 14, 2016 to unitholders of record as of November 7, 2016.
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
Contractual Obligations

	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in millions)
Revolving Credit Facility	$154.5	$—	$—	$154.5	$—
Total	$154.5	$—	$—	$154.5	$—
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
Adjusted EBITDA for the three and nine months ended September 30, 2015 includes the results of our predecessor’s operations for the period prior to the Offering on June 9, 2015. The following table reconcile Adjusted EBITDA to the most directly comparable GAAP financial and liquidity measures for the periods presented, and further reconciles Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 to distributable cash flow attributable to the Partnership:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$14,949	$(345)	$41,593	$(8,780)
Plus:
Cash interest expense related to operating activities	1,242	302	4,008	337
Changes in working capital	2,581	6,412	3,804	12,556
Other	—	(145)	—	(328)
Adjusted EBITDA	18,772	6,224	49,405	3,785
Less:
Predecessor Adjusted EBITDA	—	—	—	(3,494)
Cash interest expense related to operating activities	1,242	302	4,008	337
Maintenance capital expenditures	92	—	282	3
Distribution equivalents paid in cash(1)	232	174	633	216
Distributable cash flow	$17,206	$5,748	$44,482	$6,723
(1) Represents distribution equivalent rights paid in cash in respect of the applicable period to the extent reflected as changes in equity.
The following table provides the calculation of Adjusted EBITDA as defined above:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$5,828	$2,020	$13,514	$(5,214)
Add:
Interest expense, net	1,577	461	5,010	549
Depreciation and amortization expense	3,390	1,608	10,117	2,665
Changes to deferred revenue, net	5,790	(422)	13,818	106
Equity-based compensation expense	1,574	1,057	3,935	1,288
Non-cash contribution for general and administrative expense	613	1,500	3,011	1,908
Non-cash impairment on long-term assets	—	—	—	2,483
Adjusted EBITDA	$18,772	$6,224	$49,405	$3,785
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
Our processing agreement with Range Resources requires Range Resources to pay a fee based on the volume of gas actually processed, subject to cumulative minimum volume commitments determined with respect to each quarterly period. To the extent that, at the end of any quarterly period, Range Resources has not delivered the applicable cumulative minimum volume commitment, Range Resources is required to pay a deficiency fee on the undelivered volumes. The deficiency fee is characterized as unearned revenue. We invoice Range Resources based upon the applicable rates specified in the processing agreement corresponding to services provided. We recognize revenue based on a weighted average rate over the term of the agreement. The excess of the fees invoiced under the processing agreement compared to the fees recognized as revenue is characterized as unearned revenue. Unearned revenue is reported as deferred revenue and reflected in our balance sheet as other non-current liabilities. Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired.
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.
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
Commodity Price Risk
All of our commercial contracts with Range Resources are 15-year, fee-based agreements, with no direct commodity price exposure to natural gas or NGLs. However, we are indirectly exposed through this customer’s economic decisions to develop and produce natural gas from which we receive revenues for providing gathering, processing and transportation services. Our contracts provide for minimum volume commitments, firm capacity reservation payments and plant tailgate dedications, which minimize our exposure to commodity price fluctuations. In addition, we take title to and resell NGLs that we process pursuant to processing agreements with other customers, which results in some direct commodity price exposure. However, because these are interruptible agreements, we are not obligated to process any specified volume of gas and we are not required to purchase any NGLs under the agreements. The revenues and costs of revenue from these interruptible agreements represent an insignificant amount of our total reported revenues and costs of revenue.
Interest Rate Risk
As described above, our $275 million revolving credit facility became effective upon completion of the Offering. As of September 30, 2016, we had $154.5 million of borrowings outstanding under the revolving credit facility. We currently do not hedge the interest on portions of our borrowings under the revolving credit facility, although we may do so from time-to-time in order to manage risks associated with floating interest rates. A 1% increase in the effective interest rate on our outstanding borrowings at September 30, 2016 would result in an annual increase in our interest expense of approximately $1.5 million.
Credit Risk
We are exposed to credit risk. Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. For example, we are substantially dependent on Range Resources as our primary customer, and any event, whether in our area of operations or otherwise, that adversely affects Range Resources’ production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Our contracts have provisions pursuant to which we have the right to request and receive from the customer adequate security support in the form of letters of credit, cash collateral, prepayments or guarantees.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 5. Other Information
In August 2016, PennTex Development completed the previously announced sale of PennTex Permian, LLC (“Permian”) to a third party in accordance with the terms of the right of first offer previously delivered by PennTex Development to the board of directors of the General Partner with respect to such transaction. As a result of such transaction, the Partnership no longer has a right of first offer on Permian.
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

PennTex Midstream Partners, LP

October 28, 2016	By:	PennTex Midstream GP, LLC, its general partner

	By:	/s/ Steven R. Jones
	Name:	Steven R. Jones
	Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
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