Form 10-K
period 2016-12-31
PennTex Midstream Partners, LP
filed 2017-02-03
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended		December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period	from	to

Commission File Number: 001-37412

PENNTEX MIDSTREAM PARTNERS, LP
(Exact Name of Registrant as Specified in Its Charter)

Delaware	47-1669563
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $15.59, was approximately $228 million. This figure excludes common units beneficially owned by the directors and executive officers of PennTex Midstream GP, LLC, our general partner, and PennTex Midstream Partners, LLC. As of February 1, 2017, the registrant had 20,714,256 common units and 20,000,000 subordinated units outstanding.

Documents incorporated by reference:
None.

GLOSSARY OF INDUSTRY AND OTHER COMMONLY-USED TERMS

AMI and Exclusivity Agreement: The Amended & Restated Area of Mutual Interest and Midstream Exclusivity Agreement dated as of April 14, 2015 among PennTex NLA Holdings, LLC, Range North Louisiana Operating, LLC and PennTex North Louisiana, LLC, as amended.
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
Energy Transfer: ETP and its affiliates other than the Partnership, including ETE and SXL.
EPA: U.S. Environmental Protection Agency.
ETC: Energy Transfer Company, the name assumed by La Grange Acquisition, L.P., a wholly owned subsidiary of ETP, for conducting business and shared services.
ETE: Energy Transfer Equity, L.P. (NYSE: ETE), a publicly traded Delaware limited partnership.
ETE GP: LE GP, LLC, the general partner of ETE.
ETP: Energy Transfer Partners, L.P. (NYSE: ETP), a publicly traded Delaware limited partnership controlled by ETE. ETP owns all of the membership interests in PennTex Development and directly and indirectly owns and controls the Partnership’s general partner.
ETP GP: Energy Transfer Partners GP, L.P., the general partner of ETP and which is indirectly owned and controlled by ETE.
ETP LLC: Energy Transfer Partners, L.L.C, the general partner of ETP GP and which is owned and controlled by ETE.
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
general partner: PennTex Midstream GP, LLC, the general partner of the Partnership.
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
MDth/d: MDth per day.
Memorial Resource: Memorial Resource Development Corp. and its subsidiaries. Memorial Resource was a publicly traded independent exploration and production company and an affiliate of NGP prior to its acquisition by Range Resources in September 2016.
MMBtu: One million British thermal units.
MMcf: One million cubic feet of natural gas.

i

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
NGP: Natural Gas Partners and its affiliated investment funds.
oil: Crude oil and condensate.
Partnership: PennTex Midstream Partners, LP and its subsidiaries.
PennTex Development: PennTex Midstream Partners, LLC, a wholly owned subsidiary of ETP.
PennTex Management: PennTex Midstream Management Company, LLC, a wholly owned subsidiary of PennTex Development.
Range Resources: Range Resources Corporation (NYSE: RRC), a publicly traded independent exploration and production company, and, unless the context otherwise requires, its subsidiaries. Range Resources became the Partnership’s primary customer as a result of its acquisition of Memorial Resource in September 2016.
rich natural gas: Gas having a heat content of greater than 1100 BTU.
SXL: Sunoco Logistics Partners L.P. (NYSE: SXL), a publicly traded Delaware limited partnership. SXL’s general partner is a consolidated subsidiary of, and is controlled by, ETP.
throughput: The volume of product transported or passing through a pipeline, plant, terminal or other facility.
Vernon Field: a natural gas field located in and around Jackson Parish, Louisiana within the Cotton Valley formation that offers economic stacked-pay drilling opportunities with high initial production rates.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our primary customer’s inability to successfully execute its drilling and development plan in northern Louisiana on a timely basis or at all;

•	our ability to successfully implement our business strategy;
•realized natural gas, NGL and oil prices;
•competition, including from ETP, which owns our general partner and controls the Partnership;
•government regulations;
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

iii

PART I
As used in this annual report, unless the context otherwise requires, “we,” “us,” “our,” the “Partnership,” “PennTex” and similar terms refer to PennTex Midstream Partners, LP, together with its consolidated subsidiaries. The term “general partner” refers to PennTex Midstream GP, LLC, the Partnership’s general partner. References to “PennTex Development,” our “sponsor” or our “parent” refer to PennTex Midstream Partners, LLC, a wholly owned subsidiary of ETP.
A reference to a “Note” herein refers to the accompanying “Notes to the Consolidated Financial Statements” contained in “Financial Statements and Supplementary Data” in Item 8 of this annual report. In addition, please read “Cautionary Statement Regarding Forward-Looking Statements” on page iii and “Risk Factors” in Item 1A for information regarding certain risks inherent in our business.
ITEM 1. BUSINESS
Overview
We are a growth-oriented limited partnership focused on owning, operating, acquiring and developing midstream energy infrastructure assets in North America. Our sponsor, PennTex Development, was formed by members of its original management team and by NGP in 2014 to develop a multi-basin midstream growth platform initially in partnership with oil and natural gas producers affiliated with NGP.
On November 1, 2016, ETP acquired from NGP and certain other contributors (i) all of the outstanding membership interests in PennTex Development, (ii) 6,301,596 common units and 20,000,000 subordinated units collectively representing approximately 65% of the outstanding limited partner interests in the Partnership, (iii) all of the outstanding membership interests in our general partner and (iv) all of the Partnership’s incentive distribution rights. As a result of such transaction, ETP owns our general partner and controls the Partnership.
We currently provide natural gas gathering and processing and residue gas and NGL transportation services to producers focused on the Cotton Valley formation in northern Louisiana. Our assets primarily consist of natural gas gathering pipeline, two 200 MMcf/d design-capacity cryogenic natural gas processing plants and residue gas and NGL transportation pipelines. Our primary customer is Range Resources, which completed its acquisition of Memorial Resource in September 2016. Prior to its acquisition by Range Resources, Memorial Resource was an affiliate of NGP and was our primary customer. In addition to providing midstream services to our primary customer with our existing assets, we pursue other opportunities for organic development and growth as producers in our region continue to develop their acreage.
Our assets are supported by long term, fee-based commercial agreements with Range Resources, including gathering and processing agreements that contain minimum volume commitments. Under the AMI and Exclusivity Agreement, we also have the exclusive right to develop, own and operate midstream assets and to provide midstream services to support Range Resources’ growing production in northern Louisiana (other than production subject to existing third-party commitments or other arrangements to which we consent).
Our Assets
We operate and manage our business as a single reportable segment. Our assets are located in northern Louisiana and currently consist of the following:

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

•	a 40-mile NGL pipeline that provides connections to the Mont Belvieu market for NGLs produced from our processing plants; and

•
approximately 3 miles of natural gas gathering facilities in the Vernon Field in Jackson Parish, Louisiana, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region.

Our Contractual Arrangements with Range Resources
Range Resources is an independent natural gas and oil company focused on stacked-pay projects in the Appalachian Basin and northern Louisiana. Our long-term gathering and processing agreements with Range Resources contain minimum volume commitments, and our gathering agreement also provides for firm capacity reservation payments based on available gathering system capacity. In addition, under our long-term, fee-based residue gas and NGL transportation agreements, we transport all of the residue gas and NGLs produced on behalf of Range Resources at our processing plants.
Natural Gas Processing. Our 15-year gas processing agreement with Range Resources contains minimum volume commitments that are measured on a cumulative basis and based on specified daily minimum volume thresholds. The daily minimum volume threshold is currently 460,000 MMBtu/d through June 30, 2026, then decreases to 345,000 MMBtu/d until June 1, 2030 and to 115,000 MMBtu/d until the initial term of the processing agreement ends on September 30, 2030. Any volumes of gas delivered up to the then-applicable daily minimum volume threshold are considered firm reserved gas and are charged the firm-service fixed fee, and any volumes delivered in excess of such threshold are considered interruptible volumes and are charged the interruptible-service fixed fee, in each case subject to CPI-based adjustments. Range Resources must pay a quarterly deficiency payment based on the firm-commitment fixed fee if the cumulative minimum volume commitment as of the end of such quarter exceeds the sum of (i) the cumulative volumes processed (or credited with respect to plant interruptions) under the processing agreement as of the end of such quarter plus (ii) volumes corresponding to deficiency payments incurred prior to such quarter. Deficiency payments are credited towards any fees owed by Range Resources only to the extent it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. Deficiency payments are recorded as deferred revenue because Range Resources may utilize these deficiency payments as credit for fees owed if it has delivered the total minimum volume commitment under the processing agreement within the initial term of the agreement.
Natural Gas Gathering. Our 15-year natural gas gathering agreement with Range Resources commenced on December 20, 2014 and will remain in effect until June 1, 2030. The gathering agreement includes a firm capacity reservation payment and a usage fee component that is subject to a minimum volume commitment. Currently and for the period ending November 30, 2019, (i) the firm capacity reservation payment is payable for a daily capacity of 460,000 MMBtu/d (subject to certain credits relating to the availability of gathering capacity), calculated monthly, and (ii) the usage fee component is payable for volumes delivered into the gathering system, subject to a deficiency fee based on a specified minimum volume commitment that is calculated and paid on an annual basis. The deficiency fee calculation is based on Range Resources’ then applicable daily minimum volume commitment under the processing agreement, which is currently 460,000 MMBtu/d. Beginning December 1, 2019, no firm capacity reservation payment will be payable, and the usage fee component will increase, subject to the deficiency fee and specified minimum volume commitment described above.
We also gather natural gas produced by Range Resources in the Vernon Field area of northern Louisiana pursuant to a separate long-term fee-based gathering agreement that contains minimum volume commitments.
Residue Gas Transportation. Our 15-year natural gas transportation agreement with Range Resources commenced June 1, 2015 and will remain in effect until June 1, 2030. The agreement provides for the transportation of residue gas through our residue gas pipeline from our processing plants to interconnections with third-party natural gas transportation pipelines providing access to Gulf Coast markets. Range Resources pays a usage fee for all volumes transported under the agreement. Range Resources pays an additional fee for priority firm service for the first 100,000 MMBtu/d of residue gas delivered to us for transportation by Range Resources. The agreement includes a plant tailgate dedication pursuant to which all of Range Resources’ residue gas delivered from our processing plants is transported on the residue gas pipeline.
NGL Transportation. Our 15-year NGL transportation agreement with Range Resources commenced October 1, 2015 and will remain in effect until October 1, 2030. The agreement provides for the transportation of NGLs through our NGL pipeline from our processing plants to an interconnect with DCP Midstream’s Black Lake pipeline near Ada, Louisiana. Range Resources pays a usage fee for all volumes transported under the agreement. The agreement includes a plant tailgate dedication pursuant to which all NGLs produced by us for Range Resources are transported on the NGL pipeline. The NGL transportation agreement is subject to the terms of our tariff, which is filed with FERC.

AMI and Exclusivity Agreement. Pursuant to the AMI and Exclusivity Agreement, we have the exclusive right to build all of the midstream infrastructure for Range Resources in northern Louisiana and to provide midstream services to support Range Resources’ current and future production on its operated acreage within such area (other than production subject to existing third-party commitments or other arrangements to which we consent) through September 30, 2030. The area of mutual interest under the AMI and Exclusivity Agreement is depicted below:

N
W
E
S
River
Hempstead
Nevada
Ouachita
Calhoun
Cleveland
Bradley
Drew
Desha
Bolivar
Bowie
Miller
Lafayette
Columbia
Union
Ashley
Chicot
Washington
Cass
Marion
Harrison
Caddo
Bossier
Webster
Claiborne
Union
Morehouse
East Carroll
Sharkey
Issaquena
Area Of Mutual Interest
Lincoln
Ouachita
Richland
Bienville
Jackson
Madison
Warren
Panola
De Soto
Red River
Caldwell
Franklin
Tensas
Claiborne
Winn
Shelby
Natchitoches
La Salle
Catahoula
Jefferson
Sabine
Grant
Concordia
Adams
Franklin
Sabine
Miles
0 5 10 20

Our Relationship with Energy Transfer
ETP is a publicly traded Delaware master limited partnership managed by its general partner, ETP GP, which is in turn managed by its general partner, ETP LLC. ETE, a publicly traded master limited partnership, owns ETP LLC. Through its subsidiaries and affiliates, ETP conducts natural gas operations, including natural gas gathering and processing services, intrastate and interstate natural gas transportation and storage, NGL transportation, storage and fractionation and product and crude oil transportation, terminalling services and marketing activities.
ETP owns all of the membership interests in our general partner, all of our incentive distribution rights and 6,301,596 common units and 20,000,000 subordinated units collectively representing an approximate 65% limited partner interest in the Partnership. Accordingly, Energy Transfer controls the Partnership. In connection with the ETP acquisition, ETP replaced a majority of the directors of our general partner and our executive management team with individuals affiliated with Energy Transfer.
On November 21, 2016, ETP announced that it had entered into an Agreement and Plan of Merger with SXL and their respective general partners and, for certain limited purposes, ETE (the “ETP/SXL Merger Agreement”). Pursuant to the ETP/SXL Merger Agreement, upon the completion of the transactions set forth therein, ETP would become a wholly owned subsidiary of SXL and SXL GP would become a wholly owned subsidiary of ETE. ETP expects the ETP/SXL merger to close in the first quarter of 2017, subject to approval by ETP unitholders.
Such transaction, if completed, would result in SXL indirectly owning our general partner and controlling the Partnership. However, because ETE would continue to control SXL and, accordingly, the Partnership, we do not expect that the transaction will have a material impact on the Partnership.

The following simplified diagram depicts our organizational structure and ownership as of December 31, 2016:

Business Strategies
Our principal business objective is to increase the quarterly cash distributions that we pay to our unitholders over time while maintaining the ongoing stability of our business. We expect to achieve this objective by pursuing the following business strategies:

•
Maintain and grow stable cash flows supported by long-term, fee-based contracts. Our cash flows and distributions to unitholders are supported by escalating minimum volume commitments under our gathering and processing agreements with Range Resources. We also benefit from firm capacity reservation payments under our gathering agreement and plant tailgate dedications under our residue gas and NGL transportation agreements. We seek to generate the majority of our cash flows pursuant to multi-year, firm contracts with creditworthy customers.

•
Capitalize on organic growth to support growing production in northern Louisiana. Our primary customer has a deep inventory of drilling locations in northern Louisiana and we currently provide gathering and processing services to other producers with significant acreage in the area. We believe that the superior economics of Cotton Valley drilling programs in northern Louisiana, which are attributable to the stacked-pay opportunities, high initial production rates and strategic location, will continue to support significant drilling activity in the region. As production continues to increase in the region, we expect to capitalize on opportunities to expand our initial asset base to support increasing midstream service needs in northern Louisiana, including building additional infrastructure for Range Resources under the AMI and Exclusivity Agreement.

•
Maintain a conservative and flexible capital structure in order to support our access to capital. We intend to maintain a conservative and balanced capital structure which, when combined with our stable, fee-based cash flows, will afford us efficient access to the capital markets at a competitive cost of capital. As of December 31, 2016, our total indebtedness consisted of approximately $168.0 million of borrowings outstanding under our $275 million revolving credit facility and we had additional available borrowing capacity of $106.0 million.

•
Grow our business by pursuing accretive acquisitions and development opportunities. We intend to pursue opportunities to grow our business through accretive acquisitions as they become available, both as bolt-on opportunities for our existing assets in northern Louisiana and as strategic acquisitions in other economic basins.

Competition
Our principal competitor in northern Louisiana is ETP, which owns and operates significant legacy gathering, processing and transportation assets in the region, as well as all of the membership interests in our parent. In addition, producers in the region own, and may in the future construct additional, localized gathering pipelines to transport production from the wellhead to processing facilities or residue gas outlets. We compete directly with ETP and, to a lesser extent, producer-owned gathering systems, for undedicated, expiring dedicated and future production of producers in northern Louisiana. However, our AMI and Exclusivity Agreement with Range Resources, the largest and most active producer (based on rig count) in the area in which our assets are located, provides us the exclusive right to provide midstream services to support Range Resources’ current and future production on its operated acreage in northern Louisiana (other than production subject to existing third-party commitments or other arrangements to which we consent).
Our ability to attract third-party volumes to our gathering, processing and transportation system depends on our ability to evaluate and select suitable projects and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. In addition, as a provider of midstream services to the natural gas and crude oil industries, we generally compete with other forms of energy available to consumers, including electricity, coal, propane and fuel oils. Several factors influence the demand for natural gas, NGLs and crude oil, including price changes, the availability of natural gas, NGLs and crude oil and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, weather and the ability to convert to alternative fuels.
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
Natural Gas Gathering Pipeline Regulation
Section 1(b) of the Natural Gas Act of 1938 exempts natural gas gathering facilities from regulation by FERC under the NGA. Although FERC has not made any formal determinations with respect to any of our facilities we consider to be natural gas gathering facilities, we believe that our natural gas pipelines meet the traditional tests FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are natural gas gathering facilities on a case-by-case basis, so the classification and regulation of some of our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by FERC, the courts, or Congress. If FERC were to consider the status of an individual facility and determine that the facility is not a gathering pipeline and that the pipeline provides interstate service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by FERC.
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
Our natural gas gathering operations could be adversely affected should they be subject in the future to more stringent application of state regulation of rates and services. Our gathering operations also may be or become subject to additional safety and operational regulations relating to the design, installation, testing, construction, operation, replacement and management of gathering facilities. Additional rules and legislation pertaining to these matters are considered or adopted from time to time. We cannot predict what effect, if any, such changes might have on our operations, but the industry could be required to incur additional capital expenditures and increased costs depending on future legislative and regulatory changes.
NGL Pipeline Regulation
Our NGL pipeline is a common carrier of NGLs subject to regulation by various federal and state agencies. FERC regulates interstate pipeline transportation of crude oil, petroleum products and other liquids, such as NGLs (collectively, “petroleum pipelines”), under the Interstate Commerce Act, or the ICA, and the Energy Policy Act of 1992, or EPAct 1992, and the rules and regulations promulgated under those laws. The ICA and its implementing regulations require that tariff rates for interstate service on petroleum pipelines be just and reasonable, and that such rates must not be unduly discriminatory or confer any undue preference upon any shipper. In accordance with FERC regulations, transportation rates and terms and conditions of service must be filed with FERC prior to placing the pipeline into service. Under the ICA, interested persons may challenge new or changed rates or services. FERC is authorized to investigate such charges and may suspend the effectiveness of a challenged rate for up to seven months. A successful rate challenge could result in a petroleum pipeline paying refunds together with interest for the period that the rate was in effect. FERC may also investigate, upon complaint or on its own motion, existing rates and related rules and may order a pipeline to change them prospectively. A shipper may obtain reparations for damages sustained for a period up to two years prior to the filing of a complaint.
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
PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact an HCA;

•	improve data collection, integration and analysis;

•	repair and remediate pipelines as necessary; and

•	implement preventive and mitigating actions.
The Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, or the 2011 Pipeline Safety Act, reauthorized funding for federal pipeline safety programs, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines and required studies of certain safety issues. The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Effective August 1, 2016, the maximum administrative civil penalties for violation of the pipeline safety laws and regulations increased to $205,638 per violation per day, with a maximum of $2,056,380 for a series of violations. In addition, in March 2015, PHMSA finalized new rules applicable to gas and hazardous liquid pipelines that, among other changes, impose new post-construction inspections, welding, gas component pressure testing requirements, as well as requirements for calculating pressure reductions for immediate repairs on liquid pipelines. More recently, in October 2015, PHMSA proposed changes to its hazardous liquid pipeline safety regulations that would significantly extend the integrity management requirements to previously exempt hazardous liquid pipelines and would impose additional obligations on hazardous liquid pipeline operators that are already subject to the integrity management requirements. PHMSA’s proposed rule would also require annual reporting of safety-related conditions and incident reports for all hazardous liquid gathering lines and gravity lines, including pipelines that are currently exempt from PHMSA regulations. PHMSA issued a separate regulatory proposal in July 2015 that would impose pipeline incident prevention and response measures on pipeline operators. PHMSA also recently issued an advisory bulletin providing guidance on verification of records related to pipeline maximum allowable operating pressure and maximum operating pressure. The advisory bulletin advised pipeline operators of anticipated changes in annual reporting requirements and explained that to the extent pipeline operators are relying on design, construction, inspection, testing, or other data to determine the pressures at which their pipelines should operate, the records of that data must be traceable, verifiable and complete. Locating such records and, in the absence of any such records, verifying maximum pressures through physical testing (including hydrotesting) or modifying or replacing facilities to meet the demands of such pressures, could significantly increase our costs on a going forward basis. In April 2016, pursuant to one of the requirements of the 2011 Pipeline Safety Act, PHMSA published a proposed rule making that would expand integrity management requirements and impose new pressure testing requirements on currently regulated gas transmission pipelines. The proposal would also significantly expand the regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements.
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
Climate Change
In December 2009, the EPA determined that emissions of greenhouse gases, or GHGs, present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the Earth’s atmosphere and other climatic changes. Based on these findings, EPA has adopted regulations under existing provisions of the federal Clean Air Act, that require certain large stationary sources to obtain Prevention of Significant Deterioration, or PSD, pre-construction permits and Title V operating permits for GHG emissions. Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities, which was expanded in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. Requiring reductions in greenhouse gas emissions could result in increased costs to operate and maintain our facilities. Additionally, while Congress has from time to time considered legislation to reduce emissions of GHGs, the prospect for adoption of significant legislation at the federal level to reduce GHG emissions is perceived to be low at this time. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations that limit emissions of GHGs could adversely affect demand for the oil and natural gas that exploration and production operators produce, including our current or future customers, which could thereby reduce demand for our midstream services. In addition, in December 2015, over 190 countries, including the United States, reached an agreement to reduce greenhouse gas emissions (“Paris Accord”). The Paris Accord entered into force in November 2016 after over 70 countries, including the United States, ratified the agreement or otherwise indicated their intent to be bound by the agreement. To the extent the United States and other countries implement this agreement or impose other climate change regulations on the oil and gas industry, it could have an adverse direct or indirect effect on our business.
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
Employees
We do not have any employees. All of the employees required to conduct and support our operations are employed by Energy Transfer and seconded to our general partner pursuant to the services and secondment agreement described under Item 13 of this annual report. The officers of our general partner manage our operations and activities. As of December 31, 2016, Energy Transfer or its affiliates employed approximately 50 people who provide direct, full-time support to our operations. Energy Transfer considers its relations with such employees to be satisfactory.
Insurance
We share insurance coverage with PennTex Development and we reimburse PennTex Development for the portion of its insurance costs allocated to our assets and business pursuant to the terms of the services and secondment agreement. The PennTex Development insurance program includes general and excess liability insurance, auto liability insurance, workers’ compensation insurance and property insurance. We maintain through our general partner director and officer liability insurance for which we reimburse our general partner pursuant to our partnership agreement. Management believes that our insurance coverage is reasonable and appropriate.
Available Information
Our website is www.penntex.com. Information contained on or connected to our website is not incorporated by reference into this annual report and should not be considered part of this annual report or any other filing we make with the U.S. Securities Exchange Commission, which we refer to as the SEC. We make available on our website, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after filing such reports with the SEC. Other information such as presentations, our Governance Guidelines, the charter of the Audit Committee and the Code of Business Conduct and Ethics are available on our website and in print to any unitholder who provides a written request to the Secretary at 11931 Wickchester Lane, Suite 300, Houston, Texas 77043. Our Code of Business Conduct and Ethics applies to all directors, officers and employees, including the Chief Executive Officer and Chief Financial Officer.
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
ITEM 1A. RISK FACTORS
Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. Additionally, important factors that are specific to our structure as a limited partnership, including our ownership structure, and our tax treatment could materially impact our future performance and results of operations. If any of the following risks were to materialize, our business, financial condition, results of operations and cash available for distribution could be materially adversely affected.
Risks Related to Our Business
We generate a substantial majority of our revenue from gathering, processing and transportation services provided to Range Resources. Accordingly, any development that materially and adversely affects Range Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.
We currently generate a substantial majority of our revenue from gathering, processing and transportation services that support Range Resources’ natural gas exploration and production activities in northern Louisiana. As a result, we are substantially dependent on Range Resources and any event, whether in our area of operations or otherwise, that adversely affects Range Resources’ production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Accordingly, we are indirectly subject to the business risks of Range Resources, including, among others:

•	a reduction in or slowing of Range Resources’ drilling and development program, which would directly and adversely impact demand for our midstream services;

•
the volatility of natural gas, NGL and oil prices, especially in light of recent declines, which could have a negative effect on the value of Range Resources’ properties, its drilling programs or its ability to finance its operations;

•	the availability of capital to Range Resources on an economic basis to fund its exploration and development activities;

•	Range Resources’ ability to replace its reserves;

•	drilling and operating risks, including potential environmental liabilities;

•	transportation capacity constraints and interruptions;

•	adverse effects on Range Resources of governmental and environmental regulation; and

•	losses to Range Resources from pending or future litigation.
Further, we are subject to the risk of non-payment or non-performance by Range Resources. We cannot predict the extent to which Range Resources’ business would be impacted if conditions in the energy industry were to further deteriorate, nor can we estimate the impact such conditions would have on Range Resources’ ability to execute its drilling and development program. In addition, lower natural gas, NGL and oil prices could lead Range Resources to seek to renegotiate its agreements with us for various reasons. Any material non-payment or non-performance by Range Resources would reduce our ability to make distributions to our unitholders.
We may not generate sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner, to enable us to pay the minimum quarterly distribution to our unitholders.
In order to make our minimum quarterly distribution of $0.2750 per common unit and subordinated unit per quarter, or $1.10 per unit per year, we will require available cash of $11.2 million per quarter, or $44.8 million per year, based on the common units and subordinated units outstanding as of December 31, 2016. We may not generate sufficient cash flow each quarter to support the payment of the minimum quarterly distribution or to increase our quarterly distributions in the future.
The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of natural gas we gather, process and transport;

•	the rates we charge for our services;

•	volumes received in excess of Range Resources’ minimum volume commitments in prior quarters, which may reduce deficiency payments we receive from Range Resources with respect to a given period even if Range Resources delivers volumes below its minimum volume commitment;

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
The natural gas volumes that support our assets depend on the level of production from our customers’ natural gas wells in northern Louisiana. This production may be less than expected and will naturally decline over time. To the extent our customers reduce or delay their drilling and completion activities, including in response to decreased commodity prices and lower drilling economics, revenues for our midstream services will be directly and adversely affected. In addition, natural gas volumes from completed wells, and our cash flows associated with these wells, will naturally decline over time. In order to maintain or increase throughput levels on our assets, we must obtain new sources of natural gas from our existing customers or other producers. The primary factors affecting our ability to obtain additional sources of natural gas include (i) the overall level of successful drilling activity in northern Louisiana, (ii) Range Resources’ acquisition of additional acreage and (iii) our ability to enter into commercial agreements with other producers.
We have no control over development and completion activity in northern Louisiana, the lateral lengths of wells drilled, the amount of reserves associated with wells drilled within such region or the rate at which production from a well declines. We have no control over Range Resources or other producers or their development plan decisions, which are affected by, among other things:

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
These factors and the volatility of the energy markets make it extremely difficult to predict future oil, natural gas and NGL price movements with any certainty and can greatly affect the development of reserves. For example, for the five years ended December 31, 2016, the WTI oil spot price at Cushing, Oklahoma ranged from a high of $110.53 per Bbl on September 6, 2013 to a low of $26.21 per Bbl on February 11, 2016, while the Henry Hub natural gas spot price ranged from a high of $7.92 per MMBtu on March 4, 2014 to a low of $1.49 per MMBtu on March 4, 2016. Range Resources or other producers could elect to reduce development and production activity when commodity prices are declining and any sustained declines could lead to a material decrease in such activity. Sustained reductions in development or production activity in northern Louisiana could lead to reduced utilization of our services.
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
Range Resources may not require additional midstream infrastructure in northern Louisiana or it may be uneconomic for us to provide such infrastructure, which could limit our ability to expand our asset base in northern Louisiana.
Our long-term growth strategy includes expanding our asset base and increasing our revenues by providing additional midstream services within our area of mutual interest to support Range Resources’ production in northern Louisiana. If Range Resources’ drilling activities and resulting natural gas production do not require additional midstream services in northern Louisiana, our ability to expand our asset base may be limited. In addition, Range Resources may require additional midstream services from time to time that are uneconomic or otherwise not suitable for us to provide. As a result, we may consent to Range Resources contracting for specified third-party midstream services that we would otherwise have the right to provide under the AMI and Exclusivity Agreement. As a result, we may not expand our asset base in northern Louisiana as much or as rapidly as expected or at all.
We may not be able to attract third-party volumes, which could limit our ability to grow and prolong our dependence on Range Resources.
Our long-term growth strategy includes diversifying our customer base by identifying opportunities to offer services to additional producers in northern Louisiana. We earn a substantial majority of our revenues from Range Resources. Our ability to increase our assets’ throughput and any related revenue from third parties is subject to numerous factors beyond our control, including competition from third parties and the extent to which we have available capacity when requested by third parties. To the extent our assets lack available capacity for third-party volumes, we may not be able to compete effectively with third-party systems for additional natural gas production and completions in our area of operation. In addition, some of our natural gas and NGL marketing competitors for third-party volumes have greater financial resources and access to larger supplies of natural gas than those available to us, which could allow those competitors to price their services more aggressively than we do.
Our efforts to attract additional customers may be adversely affected by (i) our relationship with Range Resources and the fact that a substantial majority of the capacity of our assets are expected to support Range Resources’ production and (ii) our desire to provide services pursuant to fee-based contracts. As a result, we may not have the capacity to provide services to third parties and/or potential third-party customers may prefer to obtain services pursuant to other forms of contractual arrangements under which we would assume direct commodity exposure.
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
Our operations are currently focused in northern Louisiana, making us vulnerable to risks associated with operating in one major geographic area.
Since our inception, we have relied exclusively on revenues generated from our recently-constructed assets in northern Louisiana. As a result of this concentration, we are disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by governmental regulation, market limitations, localized weather conditions or interruption of the processing or transportation of natural gas or NGLs.
If we are unable to make acquisitions on economically acceptable terms, our future growth will be limited, and the acquisitions we do make may reduce, rather than increase, our cash generated from operations on a per unit basis.
Our ability to grow depends, in part, on our ability to make acquisitions that increase our cash generated from operations on a per unit basis. The acquisition component of our strategy is based, in large part, on our expectation of ongoing divestitures of midstream energy assets by industry participants. However, we have no contractual arrangement with any person that would require them to provide us with an opportunity to offer to acquire midstream assets.
Accordingly, there can be no assurance that any such offer will be made or that we will reach agreement on the terms with respect to any acquisition opportunities. Furthermore, many factors could impair our access to future midstream assets. A material decrease in divestitures of midstream energy assets from industry participants would limit our opportunities for future acquisitions and could have a material adverse effect on our business, results of operations, financial condition and ability to make quarterly cash distributions to our unitholders.
We may be unable to make accretive acquisitions for a number of reasons, including:

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
As of December 31, 2016, we had outstanding indebtedness of $168.0 million consisting of borrowings under our revolving credit facility. Additionally, in the future we may incur debt to fund acquisitions or expansion projects. Our level of debt could have important consequences to us, including the following:

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
Our operations are subject to all of the hazards inherent in the gathering, processing and transporting of natural gas and NGLs, including:

•	damage to pipelines and plants, related equipment and surrounding properties caused by hurricanes, tornadoes, floods, fires and other natural disasters, acts of terrorism and acts of third parties;

•	damage from construction, farm and utility equipment as well as other subsurface activity;

•	leaks of natural gas, NGLs or oil or losses of natural gas, NGLs or oil as a result of the malfunction of equipment or facilities;

•	fires, ruptures and explosions;

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and

•	hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.
Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

•	injury or loss of life;

•	damage to and destruction of property, natural resources and equipment;

•	pollution and other environmental damage;

•	regulatory investigations and penalties;

•	suspension of our operations; and

•	repair and remediation costs.
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
Our natural gas transportation operations are exempt from regulation by FERC under the Natural Gas Act of 1938, or NGA. Section 1(b) of the NGA exempts natural gas gathering facilities from regulation by FERC under the NGA. Although FERC has not made any formal determinations with respect to any of our natural gas pipeline facilities, which we believe to be gathering facilities, we believe that our natural gas pipelines meet the traditional tests FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by FERC, the courts or Congress. If FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by FERC under the NGA or the Natural Gas Policy Act of 1978, or the NGPA. Such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, adversely affect our results of operations and cash flows. If any of our facilities were found to have provided services or otherwise operated in violation of the NGA or the NGPA, this could result in the imposition of civil penalties, as well as a requirement to disgorge charges for such services in excess of the rate established by FERC.
Other FERC regulations may indirectly impact our business and the market for products derived from our business. FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, may indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our results of operations and cash flows. FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,193,970 per violation per day.
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
Changes in, or challenges to, our rates and other terms and conditions of service on our NGL pipeline could have a material adverse effect on our revenue and results of operations.
Our NGL pipeline is regulated by FERC under the ICA and the EPAct 1992 and the rules and regulations promulgated under those laws. FERC regulates the rates and terms and conditions of service, including access rights, for shipments of product on common carrier petroleum pipelines where such product is intended to be delivered into interstate commerce. As a result of FERC regulation, we may not be able to choose our customers or recover some of our costs of service allocable to such transportation service, which may adversely affect our revenue and result of operations. In addition, if FERC, on its own initiative or due to challenges by third parties, were to lower our tariff rates or deny any rate increase or other material changes to the types, or terms and conditions, of service we might propose on our NGL pipeline, the profitability of our NGL pipeline might suffer. If we were permitted to raise our tariff rates for our NGL pipeline, there might be significant delay between the time the tariff rate increase is approved and the time that the rate increase actually goes into effect, which if delayed could further reduce our cash flow. Furthermore, competition from other pipeline systems may prevent us from raising our tariff rates even if FERC permits us to do so. FERC periodically implements new rules, regulations and terms and conditions of services subject to its jurisdiction. Such new initiatives or orders may adversely affect the rates charged for our services or otherwise adversely affect our financial condition, results of operations and cash flows and our ability to make cash distributions to our unitholders.
Increased regulation of hydraulic fracturing could result in reductions or delays in natural gas, NGLs and oil production by our customers, which could reduce the throughput on our assets and adversely impact our revenues.
Our customers rely on hydraulic fracturing in conducting exploration and production operations in northern Louisiana. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies. Some states, including Louisiana, have adopted, and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. Federal agencies, including the EPA and Bureau of Land Management, also have started to assert regulatory authority over certain aspects of hydraulic fracturing within their specific jurisdiction. For example, the EPA has enacted new source performance standards for the oil and natural gas industry. In addition, various agencies, including the EPA, have studied the hydraulic fracturing process to evaluate its potential environmental impacts. At the same time, certain environmental groups have suggested that additional laws may be needed to more closely and uniformly regulate the hydraulic fracturing process, and legislation has been proposed by some members of Congress to provide for such regulation. We cannot predict whether any such legislation will ever be enacted and if so, what its provisions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of liquids and natural gas that move through our assets, which in turn could materially adversely affect our revenues and results of operations.
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
In response to findings that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish Prevention of Significant Deterioration, or PSD, construction and Title V operating permit reviews for certain large stationary sources that are potential major sources of GHG emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA on a case by-case basis. These EPA rule makings could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the U.S. on an annual basis, which was expanded in October 2015 to include onshore petroleum and natural gas gathering and boosting activities and natural gas transmission pipelines. Although Congress has not adopted legislation to reduce GHG emissions at the federal level, a number of state and regional efforts have proposed to track and/or reduce GHG emissions by means of cap and trade programs that typically require major sources of GHG emissions, such as electric power plants, to acquire and surrender emission allowances in return for emitting those GHGs. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Substantial limitations on GHG emissions could also adversely affect demand for the natural gas that we process and transport. In addition, to the extent the United States and other countries implement the Paris Accord or impose other climate change regulations on the oil and gas industry, it could have an adverse direct or indirect effect on our business.
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
The 2011 Pipeline Safety Act, among other things, increases the maximum civil penalty for pipeline safety violations and directs the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in high consequence areas. Effective August 1, 2016, maximum civil penalties for violations of pipeline safety laws and regulations were increased to $205,638 per violation per day, with a maximum of $2,056,380 for a series of violations. Should our operations fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines.
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
Risks Inherent in an Investment in Us, Including Risks Related to our Structure
Our general partner is owned by ETP, which is our primary competitor in northern Louisiana. This may result in conflicts of interest between ETP and its affiliates, including ETE and SXL, and the Partnership and its common unitholders.
ETP, a publicly traded partnership with which we compete in the natural gas gathering, processing and transportation business in northern Louisiana, owns our general partner and controls the Partnership, and also owns approximately 65% of our limited partnership interests and all of our incentive distribution rights. ETE owns the general partner of ETP and the general partner of SXL, which is in the NGL services business. The directors and officers of our general partner and its affiliates have fiduciary duties to manage our general partner in a manner that is beneficial to its owner, ETP. Although our general partner has fiduciary duties to manage us in a manner that is beneficial to our unitholders, our general partner’s duties to us may conflict with the duties of its officers and directors to ETP as its owner. As a result of these conflicts of interest, our general partner may favor its own interests or the interests of ETP or its affiliates, including ETE and SXL, over the interest of our unitholders to the detriment of us and our other unitholders. Such conflicts may arise from, among other things, the following:

•	ETP is our primary competitor, and ETP, ETE, SXL and their affiliates may engage in substantial competition with us;

•	neither our partnership agreement nor any other agreement requires ETP or its affiliates, including ETE and SXL, to pursue a business strategy that favors us;

•	the directors and officers of the general partners of ETP, ETE and SXL have a fiduciary duty to make decisions in the best interests of ETP, ETE and SXL, which may be contrary to our interests;

•
our general partner determines whether or not to pursue, and the amount and timing of, organic growth projects and asset acquisitions and other business development opportunities, and could favor the interests of ETP over our interests in making such determinations;

•	certain individuals, including executive officers, who provide services to ETP will have access to commercially sensitive information of the Partnership; and

•
some of the directors and officers of ETP who provide services to us also devote significant time to the business of ETP, ETE and SXL and their affiliates and are compensated by them for such services.

Specifically, certain conflicts may arise as a result of our pursuing acquisitions or development opportunities for the Partnership that may also be advantageous to ETP, ETE or SXL. If we are limited in our ability to pursue such opportunities, we may not realize any or all of the commercial value of such opportunities. In addition, if ETP, ETE or SXL uses the Partnership’s commercially sensitive information to pursue acquisitions or development opportunities to our detriment, we may not realize any of the commercial value of such opportunities. If these situations were to occur, our business, results of operations and the amount of our distributions to our unitholders may be adversely affected.
Our general partner has broad authority to conduct the Partnership’s business and limited fiduciary duties to the Partnership and our unitholders.
Our general partner has broad authority to conduct the Partnership’s business and limited fiduciary duties to the Partnership and our unitholders. Although our general partner has a duty to manage us in a manner that is beneficial to us and our unitholders, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owner, Energy Transfer. In resolving any conflicts of interest that arise between Energy Transfer and our general partner, on the one hand, and us and our common unitholders, on the other hand, our general partner may favor its own interests and the interests of Energy Transfer over our interests and the interests of our unitholders. These conflicts include the following situations, among others:

•	except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval;

•	actions taken by our general partner may affect the amount of cash available to pay distributions to unitholders or accelerate the right to convert subordinated units, all of which are owned by ETP;

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions;

•
our partnership agreement permits us to distribute up to $33.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus, which may be used to fund distributions on our subordinated units or the incentive distribution rights, all of which are owned by ETP;

•
ETP, as the holder of all of our incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of incentive distribution levels without the approval of our unitholders, which may result in lower distributions to our common unitholders in certain situations;

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

•	common unitholders have no right to enforce obligations of our general partner and its affiliates under agreements with us;

•	contracts between us, on the one hand, and our general partner and its affiliates, on the other, are not and will not be the result of arm’s-length negotiations;

•	our general partner determines which costs, including allocated overhead costs and costs under the services and secondment agreement, incurred by it and its affiliates are reimbursable by us;

•
our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with its affiliates on our behalf;

•	our general partner intends to limit its liability regarding our contractual and other obligations;

•	our general partner may exercise its right to call and purchase common units if it and its affiliates own more than 80% of the common units;

•	our general partner controls the enforcement of obligations that it and its affiliates owe to us; and

•	we may not choose to retain separate counsel for ourselves or for the holders of common units.
We do not have any officers or employees and rely solely on officers and employees of our general partner and its affiliates.
We are managed and operated by the board of directors of our general partner, which is owned and controlled by Energy Transfer. Energy Transfer and its affiliates (other than the Partnership) conduct businesses and activities of their own in which we have no economic interest. As a result, there could be material competition for the time and effort of the officers and employees who provide services to our general partner, on the one hand, and Energy Transfer and its other affiliates, on the other hand. If our general partner and the officers and employees of our general partner and its affiliates, including the Energy Transfer employees seconded to our general partner pursuant to the services and secondment agreement, do not devote sufficient attention to the management and operation of our business, our financial results may suffer, and our ability to make distributions to our unitholders may be reduced.
Ongoing cost reimbursements due to our general partner and its affiliates for services provided, which are determined by our general partner, are substantial and reduce the amount of cash available for distribution to our unitholders.
Prior to making distributions on our common units, we are required to reimburse our general partner and its affiliates for direct and indirect expenses they incur and payments they make on our behalf. These expenses include costs incurred by our general partner and its affiliates in managing and operating us, including costs for rendering administrative staff and support services to us and reimbursements paid by our general partner to Energy Transfer for customary management and general administrative services. These reimbursable expenses include our general and administrative expenses and expenses incurred as a result of being a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with listing on the NASDAQ Global Select Market, or NASDAQ; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses and director compensation.
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
If at any time our general partner and its affiliates (including Energy Transfer) own more than 80% of the common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (i) the highest cash price paid by either our general partner or any of its affiliates for any common units purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those common units and (ii) the current market price calculated in accordance with our partnership agreement as of the date three business days before the date the notice is mailed. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return or a negative return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. If our general partner exercised its limited call right, the effect would be to take us private and, if the units were subsequently de-registered, we would no longer be subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. As of December 31, 2016, Energy Transfer owned approximately 30% of our common units and all of our subordinated units. At the end of the subordination period, assuming no additional issuances of units (other than upon the conversion of the subordinated units), Energy Transfer will own approximately 65% of our common units.
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
Compared to the holders of common stock in a corporation, unitholders have limited voting rights and, therefore, limited ability to influence management’s decisions regarding our business. Unitholders have no right on an annual or ongoing basis to elect our general partner or its board of directors. The board of directors of our general partner, including the independent directors, is chosen entirely by Energy Transfer, as a result of it owning our general partner, and not by our unitholders. Unlike publicly traded corporations, we do not conduct annual meetings of our unitholders to elect directors or conduct other matters routinely conducted at annual meetings of stockholders of corporations. As a result of these limitations, the price at which the common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
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
Energy Transfer may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights without the approval of the conflicts committee of our general partner’s board of directors or the holders of our common units. This could result in lower distributions to holders of our common units.
Energy Transfer has the right, as the holder of a majority of our incentive distribution rights, at any time when there are no subordinated units outstanding and it has received incentive distributions at the highest level to which it is entitled (50%) for the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.
If Energy Transfer elects to reset the target distribution levels, the holders of our incentive distribution rights will be entitled to receive a number of common units equal to the number of common units that would have entitled such holders to an aggregate quarterly cash distribution in the quarter prior to the reset election equal to the distribution to such holders in respect of their incentive distribution rights in the quarter prior to the reset election. We anticipate that Energy Transfer would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that Energy Transfer could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. A reset election may also cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units to the holders of our incentive distribution rights in connection with resetting the target distribution levels. Any holder of our incentive distribution rights (including Energy Transfer) may transfer all or a portion of its incentive distribution rights in the future, and the holder or holders of a majority of our incentive distribution rights will be entitled to exercise the right to reset the target distribution levels.
Energy Transfer may transfer its incentive distribution rights to a third party without unitholder consent.
Energy Transfer may transfer our incentive distribution rights that it owns to a third party at any time without the consent of our unitholders. If Energy Transfer transfers our incentive distribution rights, then Energy Transfer may not have the same incentive to grow the Partnership’s assets and increase quarterly distributions to unitholders over time as it would if it had retained ownership of our incentive distribution rights.
Our partnership agreement restricts the voting rights of unitholders owning 20% or more of our common units.
Unitholders’ voting rights are restricted by the partnership agreement provision providing that any units held by a person or group that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates (including Energy Transfer), their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Control of our general partner may be transferred to a third party without unitholder consent.
As happened recently, our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of the owners of our general partner from transferring all or a portion of their respective ownership interest in our general partner to a third party. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby exert significant control over the decisions made by the board of directors and officers. This effectively permits a “change of control” without the vote or consent of the unitholders.
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
Energy Transfer may sell common units in the public markets or otherwise, which sales could have an adverse impact on the trading price of the common units.
Energy Transfer owns 6,301,596 common units and 20,000,000 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier. We have entered into a registration rights agreement pursuant to which we may be required to register under the Securities Act the sale of the common units and subordinated units held by Energy Transfer. The sale of these units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.
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
After a prolonged period of historically low interest rates, interest rates have increased recently and are expected to continue to rise as the economy recovers. If interest rates rise, the interest rates on our revolving credit facility, future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly. As with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, to incur debt to expand or for other purposes, or to make cash distributions at our intended levels.

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
The price of our common units may fluctuate significantly, and unitholders could lose all or part of their investment. The market price of our common units may be influenced by many factors, some of which are beyond our control, including:
The market price of our common units may be influenced by many factors, some of which are beyond our control, including:

•	our quarterly distributions;

•	our quarterly or annual earnings or those of other companies in our industry;

•	events affecting Range Resources or other customers;

•	announcements by us or our competitors of significant contracts or acquisitions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	general economic conditions;

•	the failure of securities analysts to cover our common units or changes in financial estimates by analysts;

•	future sales of our common units; and

•	other factors described in these “Risk Factors.”
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
The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this matter.
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
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, members of Congress have periodically considered substantive changes to existing federal income tax laws that would affect the tax treatment of certain publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships.
On May 6, 2015, the IRS and the U.S. Department of the Treasury published proposed Treasury Regulations (the “Proposed Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Internal Revenue Code of 1986, as amended (the “Code”), relating to the qualifying income exception upon which we rely for partnership tax treatment. The Proposed Regulations provide an exclusive list of industry-specific rules regarding the qualifying income exception. On January 19, 2017, the IRS and the U.S. Department of the Treasury publicly released the text of final Treasury Regulations (the “Final Regulations”) regarding qualifying income under Section 7704(d)(1)(E) of the Code, which were scheduled to be formally published in the Federal Register on January 24, 2017. On January 20, 2017, the Trump administration released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending their review and approval. On January 24, 2017, the Final Regulations were published in the Federal Register. We believe the income that we treat as qualifying income satisfies the requirements for qualifying income under current law, the Proposed Regulations and the Final Regulations.
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
Because a unitholder is treated as a partner to whom we allocate taxable income that could be different in amount than the cash we distribute, a unitholder’s allocable share of our taxable income is taxable to it, which may require the payment of federal income taxes and, in some cases, state and local income taxes, on such unitholder’s share of our taxable income even if the unitholder receives no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and, if the challenge were successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. Treasury Regulations permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
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
The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes, and such a termination occurred in the year ended December 31, 2016.
We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period, and such a termination occurred in the year ended December 31, 2016. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. A technical termination, among other things, results in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includible in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common units are listed on the NASDAQ Global Select Market, or NASDAQ, under the symbol “PTXP.” The following table sets forth the high and low sales prices of the common units during each subsequent quarter following our initial public offering on June 9, 2015, as reported by NASDAQ, as well as the cash distributions per unit declared for the period from June 9, 2015 through June 30, 2015 and each quarter thereafter through December 31, 2016.

Quarter Ended	High	Low	Distribution per Common Unit
June 30, 2015 (1)	$21.02	$18.71	$0.0665
September 30, 2015	$19.71	$14.23	$0.2750
December 31, 2015	$19.36	$12.09	$0.2750
March 31, 2016	$13.30	$8.54	$0.2750
June 30, 2016	$16.71	$9.01	$0.2846
September 30, 2016	$18.00	$14.94	$0.2950
December 31, 2016 (2)	$17.66	$14.77	$0.2950
(1) The distribution declared for the second quarter of 2015 was prorated for the period from June 9, 2015 to June 30, 2015.
(2) On January 25, 2017, the Partnership announced a distribution of $0.2950 per unit for the three months ended December 31, 2016. The distribution will be paid on February 14, 2017 to unitholders of record as of February 7, 2017.

Holders
On February 1, 2017, the last reported sales price of our common units on NASDAQ was $15.95. As of February 1, 2017, there were four unitholders of record of our common units. This number does not include unitholders whose units are held for them in “street name,” meaning that such common units are held for their accounts by a broker or other nominee. The actual number of beneficial unitholders is greater than the number of holders of record.
We have also issued 20,000,000 subordinated units for which there is no established public trading market. Subordinated units entitle the holder thereof to receive distributions only after sufficient distributions have been paid in respect of the common units.
As of February 3, 2017, ETP directly and indirectly owned 6,301,596 common units, 20,000,000 subordinated units and all of our incentive distribution rights.
Equity Compensation Plan
See “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters” in Item 12 of this annual report for information regarding our equity compensation plan as of December 31, 2016.
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
Incentive Distribution Rights. Our incentive distribution rights represent the right to receive increasing percentages (15%, 25% and 50%) of quarterly distributions of available cash from operating surplus (as defined below) after the minimum quarterly distribution and the target distribution levels have been achieved. The aggregate maximum distribution of 50% does not include any distributions that holders of our incentive distribution rights may receive on common units or subordinated units that they own. ETP directly and indirectly owns all of our incentive distribution rights. For additional information, see “Note 7—Equity and Distributions” to our Consolidated Financial Statements included elsewhere in this annual report.

Performance Graph
The following performance graph compares the performance of our common units with the NASDAQ Composite Index Total Return and the Alerian Total Return MLP Index during the period beginning on June 3, 2015, the initial trading day for our common units, and ended on December 31, 2016. The graph assumes a $100 investment in our common units and in each of the indices at the beginning of the period and a reinvestment of distributions/dividends paid on such investments throughout the period.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds from Registered Securities
None.
Issuer Purchase of Equity Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
The historical financial statements included in this annual report reflect the consolidated results of operations of the Partnership and, for periods prior to June 9, 2015, PennTex North Louisiana, LLC, which we refer to as our predecessor. Our predecessor was formed on March 17, 2014. In connection with the consummation of our initial public offering of common units representing limited partner interests on June 9, 2015, our predecessor became a wholly owned subsidiary of the Partnership.
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

	Year Ended December 31,		Period from March 17, 2014 (Inception) through December 31, 2014
	2016	2015
	(in thousands, except per unit amounts)
Statement of operations data:
Revenue	$77,353	$33,219	$22
Operating income (loss)	$6,416	$2,466	$(4,727)
Net income (loss)	$(206)	$61	$(4,727)
Net income allocable to limited partners	$(206)	$6,745	$—
Net income per limited partner unit - basic	$0.23	$0.25	$—
Net income per limited partner unit - diluted	$0.23	$0.25	$—
Balance sheet data (as of December 31, 2016 and 2015)
Property, plant and equipment, net	$362,906	$366,061	$163,970
Total assets	$409,511	$405,628	$191,383
Long-term debt	$163,973	$150,699	$59,033
Other
Distributions declared per common unit	$1.1496	$0.6165	$—
Adjusted EBITDA (1)	$68,844	$16,606	$(4,614)
Capital expenditures	$9,690	$207,729	$164,074
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
The historical financial statements included in this report reflect the results of operations of PennTex North Louisiana, LLC, which we refer to as our predecessor. Our predecessor was formed on March 17, 2014. In connection with the closing of our initial public offering on June 9, 2015, our predecessor became a wholly owned subsidiary of the Partnership. References in this report to “predecessor,” “we,” “our,” “us” or like terms, when referring to periods prior to June 9, 2015, refer to PennTex North Louisiana, LLC. References to “the Partnership,” “we,” “our,” “us” or like terms, when referring to periods after June 9, 2015, refer to PennTex Midstream Partners, LP and its subsidiaries, including PennTex North Louisiana, LLC.
Overview
We are a growth-oriented limited partnership focused on owning, operating, acquiring and developing midstream energy infrastructure assets in North America. Our sponsor, PennTex Development, was formed by members of its original management team and by NGP in 2014 to develop a multi-basin midstream growth platform initially in partnership with oil and natural gas producers affiliated with NGP.
On November 1, 2016, ETP acquired from NGP and certain other contributors (i) all of the outstanding membership interests in PennTex Development, (ii) 6,301,596 common units and 20,000,000 subordinated units collectively representing approximately 65% of the outstanding limited partner interests in the Partnership, (iii) all of the outstanding membership interests in our general partner and (iv) all of the Partnership’s incentive distribution rights. As a result of such transaction, ETP owns our general partner and controls the Partnership.
We own and operate midstream gathering, processing and transportation assets in northern Louisiana. Our assets consist of natural gas gathering pipelines, two 200 MMcf/d design-capacity cryogenic natural gas processing plants and residue gas and NGL transportation pipelines. Our initial assets were constructed in two phases. Phase I, which included a rich gas gathering pipeline, the Lincoln Parish plant and a 1-mile segment of the residue gas pipeline, was completed in May 2015. Phase II, which included the Mt. Olive plant, the NGL pipeline and a 14-mile segment of the residue gas pipeline, was completed in September 2015. We also constructed additional gathering pipelines in 2016.
We generate substantially all of our revenues pursuant to long-term, fee-based commercial agreements with Range Resources. Our gathering and processing agreements with Range Resources contain minimum volume commitments, our gathering agreement contains firm capacity reservation payments and our residue gas and NGL transportation agreements contain plant tailgate dedications for natural gas processed at our processing plants. We believe these commercial agreements provide long-term stability to our business. In addition, pursuant to the AMI and Exclusivity Agreement, we have the exclusive right to provide midstream services to support Range Resources’ current and future production on its operated acreage within northern Louisiana (other than production subject to existing third-party commitments or other arrangements to which we consent). Our assets are designed to accommodate projected future production growth of Range Resources and to allow us to pursue volumes from third parties.
Because we do not take ownership of the natural gas and NGLs that we gather, process and transport under our agreements with Range Resources, we generally do not have direct exposure to fluctuations in commodity prices. However, we have indirect exposure to commodity prices in that persistently low commodity prices may cause Range Resources or other customers to delay drilling or shut-in production, which would reduce the volumes of natural gas available for gathering, processing and transporting on our systems. In addition, we take title to and resell NGLs that we process pursuant to interruptible processing agreements with other customers, which results in some direct commodity price exposure. However, because these are interruptible agreements, we are not obligated to process any specified natural gas volumes and we are not required to purchase any NGLs under the agreement. Please read “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this annual report.
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
General and Administrative Expense
In our historical financial statements, general and administrative expense included various direct and indirect cost allocations from PennTex Development. Following the completion of our initial public offering, our general and administrative expenses consist primarily of: (i) similar direct and indirect costs for which we reimburse our general partner, PennTex Development and its affiliates pursuant to the services and secondment agreement among us, the general partner, PennTex Development and PennTex Management and (ii) other expenses attributable to our status as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with maintaining compliance with applicable NASDAQ listing requirements; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses; and director compensation.
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
Natural Gas Supply and Demand Dynamics; Production Growth in Northern Louisiana
Our throughput volumes depend primarily on the level of drilling activity by our customers in northern Louisiana to offset natural production declines from existing wells and to provide additional gas volumes. Continued drilling activity by our customers, and Range Resources in particular, is required to sustain and increase throughput volumes for our assets.
The location and composition of new gas production by our customers also determines the nature of additional midstream infrastructure and services required by our customers. For example, we recently constructed additional field gathering facilities for natural gas produced by Range Resources at three expansion wells in the Vernon Field. Because these wells were not located near our initial assets and produce dry gas, we provide gathering-only services directly into third-party residue gas transmission pipelines.
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
Acquisitions
We believe that we are well-positioned to grow through accretive acquisitions. However, we cannot predict when or if any such acquisitions would occur, if at all.
Additional Gathering, Processing and Transportation Customers
Range Resources is currently our primary customer. We have also entered into interruptible gathering and processing agreements with, and are currently providing services to, two additional producers. While most of our focus has been on meeting our obligations to Range Resources, we will continue to develop commercial opportunities for midstream services with other third parties in the area in which we operate.
Access to Capital Markets
We will require access to capital markets in order to fund any significant acquisitions or future expansion projects. Under the terms of our partnership agreement, we are required to distribute our available cash to our unitholders, which makes us dependent upon raising capital to fund growth projects. Historically, master limited partnerships have accessed the debt and equity capital markets to raise money for new growth projects and acquisitions. Market conditions can either increase the cost of capital as liquidity in the capital markets declines or make financing through capital markets unavailable. If we are unable either to access the capital markets or find alternative sources of capital, we may be unable to execute our growth strategy as currently planned.
Factors Impacting the Comparability of Our Financial Results
The following factors may affect the comparability of our historical results of operations as well as the comparability of our historical results to future results:

Construction of Our Assets
From the inception of our predecessor in March 2014 until September 2015, our activities consisted mainly of constructing our assets. A portion of our rich gas gathering pipeline was completed in December 2014, and the Lincoln Parish plant, our residue gas pipeline and the remaining portions of our rich gas gathering pipeline were completed in May 2015. Our Phase II assets, consisting of the Mt. Olive plant, the NGL pipeline and a 14-mile segment of the residue gas pipeline, were completed in September 2015, and we constructed additional gathering pipelines for customers in 2016, including field gathering for Range Resources in the Vernon Field expansion area.
Revenues
Prior to the completion of our Phase I assets in May 2015 we had limited revenues from our gathering pipeline. Following the completion of our Phase I assets in May 2015 and the commencement of our processing, gathering and gas transportation agreements with Range Resources on June 1, 2015, our financial results for the year ended December 31, 2015 reflect approximately seven full months of operations from our Phase I assets and approximately three months of operations from our Phase II assets. Additionally, our future revenues will fluctuate based on the throughput volumes of natural gas and NGLs delivered by our customers in a given period.
General and Administrative Expenses
Our predecessor’s general and administrative expenses included charges for the management and operation of our business and certain expenses allocated for general corporate services, such as finance, accounting and legal services. These expenses were charged or allocated to our predecessor based on the nature of the expenses and our predecessor’s proportionate share of employee time and capital expenditures. Following the closing of our initial public offering, PennTex Development charges us directly for the management and operation of our business. General and administrative expenses reflects additional costs and expenses for the full year ended December 31, 2016 and 2015 versus a partial period for period from March 17, 2014 (Inception) through December 31, 2014 for our predecessor, as well as additional general and administrative expenses incurred as a result of being a publicly traded partnership as described above, which are not reflected in our historical financial statements.
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

Results of Operations
The following provides a summary of our results of operations, including our predecessor, for the periods indicated:

	Year Ended December 31,		Period from March 17, 2014 (Inception) through December 31, 2014
	2016	2015
	(in thousands, except for operating data)
Revenue	$77,353	$33,219	$22

Operating expenses:
Cost of revenues	12,728	4,282	—
General and administrative expense	29,187	12,177	4,513
Operating and maintenance expense	14,428	5,727	123
Depreciation and amortization expense	13,531	5,978	113
Impairment of surplus assets	—	2,483	—
Taxes other than income taxes	1,063	106	—
Total operating expenses	70,937	30,753	4,749
Operating income (loss)	$6,416	$2,466	$(4,727)

Adjusted EBITDA (1)	$68,844	$16,606	$(4,614)

Operating Data:
Gathering (MDth/d)(2)	303	142	8
Processing (MDth/d)(3)	273	208	—
Gas transportation (MDth/d)(4)	238	184	—
NGL transportation (Bbls/d)(5)	10,250	8,878	—
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
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
For the year ended December 31, 2016, we recorded revenue of $77.4 million, including $9.1 million for electric compression expense reimbursement, as compared to revenue of $33.2 million, including $3.9 million for electric compression expense reimbursement, for the year ended December 31, 2015. We generated this revenue by providing gathering, processing and transportation services to our customers in northern Louisiana. The increase in our revenue primarily reflects a full year of operations for our initial assets in 2016 as compared to approximately seven months of operations for our Phase I assets and approximately three months of operations of our Phase II assets during the year ended December 31, 2015.
For the year ended December 31, 2016, Range Resources incurred deficiency payments of $21.2 million attributable to its undelivered minimum volume commitment under the gas processing agreement, which we recorded as deferred revenue. As of December 31, 2016, Range Resources’ cumulative processing volumes were below the applicable minimum processing commitment by 52,729 MDth, all of which relate to undelivered processing volumes during the year ended December 31, 2016.
For the year ended December 31, 2016 compared to the year ended December 31, 2015, our total general and administrative expenses and operating and maintenance expenses increased approximately $25.7 million, of which $8.7 million is attributable to a full year of operations in 2016, with the remaining $17.0 million attributable to an increase in general and administrative expenses, including a non-cash expense of $7.9 million for general and administrative expenses of PennTex

Development allocated to the Partnership for the year ended December 31, 2016 (as compared to $3.3 million of such expenses allocated to the Partnership for the year ended December 31, 2015), which includes equity compensation expense of $2.3 million. We recorded equity compensation expense of $16.1 million for the year ended December 31, 2016 compared to $2.4 million for the year ended December 31, 2015. The increase in equity compensation expense in 2016 is primarily due to the vesting of all outstanding equity awards under the Partnership’s Long-Term Incentive Plan (“LTIP”) and the allocation to the Partnership of certain equity compensation expense of PennTex Development, in each case that was incurred in connection with ETP’s acquisition of PennTex Development and our general partner in November 2016. For the year ended December 31, 2016, operating and maintenance expense included $3.6 million of equity compensation expense under the LTIP and $0.3 million of equity compensation expense allocated from PennTex Development, and general and administrative expense included $12.5 million of equity compensation expense under the LTIP and $2.3 million of equity compensation expense allocated from PennTex Development.
For the year ended December 31, 2015, $0.5 million of equity compensation expense was included in operating and maintenance expense and $1.9 million of equity compensation expense was included in general and administrative expense. During the year ended December 31, 2015, we recorded an impairment of surplus assets of $2.5 million, compared to none for the year ended December 31, 2016. For the year ended December 31, 2016, our cost of revenues was $12.7 million, of which approximately $9.7 million consisted of electric compression expenses at our processing plants, as compared to $4.2 million for the year ended December 31, 2015, of which $4.0 million consisted of electric compression expenses at our processing plants. The increase in our cost of revenue primarily reflects a full year of operations for our initial assets in 2016 as compared to a partial year of operations for such assets during the year ended December 31, 2015, as described above.
We incurred depreciation and amortization expense of $13.5 million and $6.0 million during the years ended December 31, 2016 and 2015, respectively. The increase in these expenses in the year ended December 31, 2016 reflects a full year of operations for our initial assets in 2016 as compared to a partial year of operations for such assets during the year ended December 31, 2015, as described above.
Year Ended December 31, 2015 Compared to the Period from March 17, 2014 (Inception) through December 31, 2014
For the year ended December 31, 2015, we recorded revenue of $33.2 million, which represents a partial year of operations for our initial assets, which were completed in May 2015 and September 2015.
Range Resources incurred a deficiency payment of $0.5 million attributable to its undelivered minimum volume commitment under the gas processing agreement during June 2015, which we recorded as deferred revenue. In August 2015, the parties amended the gas processing agreement to allow Range Resources to use the $0.5 million June 2015 deficiency payment to offset processing fees owed to us for corresponding volumes of gas processed in excess of 161,000 MMBtu/d (on an average basis) for the three months ended September 30, 2015 and 345,000 MMBtu/d (on an average basis) for the three months ended December 31, 2015. The credit was not used by Range Resources and expired on December 31, 2015. During the three months ended September 30, 2015, we processed an average of 176,000 MMBtu/d for Range Resources and $0.4 million of the June 2015 deficiency payment was recognized as revenue. During the three months ended December 31, 2015, Range Resources did not meet the applicable threshold of 345,000 MMBtu/d. As a result, the remaining $0.1 million of the June 2015 deficiency payment expired and was recognized into revenue. However, because Range Resources’ cumulative processing volumes for the period ended December 31, 2015 exceeded its cumulative minimum volume commitment through such period, Range Resources was not required to make any additional deficiency payment for such period.
For the year ended December 31, 2015 compared to the period from March 17, 2014 (Inception) through December 31, 2014, our total general and administrative expenses and operating and maintenance expenses increased approximately $13.3 million, of which $5.6 million is attributable to the commencement of operations of our assets. The remaining $7.7 million is attributable to changes and an increase in activities as the Partnership transitioned from constructing assets to operating assets during the year ended December 31, 2015. The increase in general and administrative expenses includes a non-cash expense of $3.3 million for general and administrative expenses of PennTex Development allocated to the Partnership. We recorded total amortization expenses of $2.4 million for phantom units granted in connection with our initial public offering, of which $0.5 million is included in operating and maintenance expense and the remaining $1.9 million is included in general and administrative expense. During the year ended December 31, 2015 we recorded an impairment of surplus assets of $2.5 million. For the year ended December 31, 2015, our cost of revenues consists of approximately $4.0 million of electric compression expense at our processing plants.
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
Our primary sources of liquidity have been the cash generated from operations as well as the $168.0 million of borrowings under our $275 million revolving credit facility. As of December 31, 2016, we had available borrowing capacity of $106.0 million under our revolving credit facility.
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
In addition, our revolving credit facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the revolving credit facility. Our revolving credit facility also requires us to maintain certain financial covenants. As of December 31, 2016, we were in compliance with the covenants under our revolving credit facility.
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
As of December 31, 2016, we had $168.0 million in borrowings outstanding under our revolving credit facility and $1.0 million of letters of credit outstanding, resulting in $106.0 million of additional available borrowing capacity.

Working Capital
Working capital is the amount by which current assets exceed current liabilities. As of December 31, 2016, we had a working capital surplus of $22.5 million. The primary factors that affect our working capital requirements are changes in accounts payable related to the construction of our assets and changes in accounts receivable and accounts payable due to the timing of collections from our customers and payments to suppliers and service providers, including affiliates of our general partner. A material adverse change in operations or available financing under our revolving credit facility could impact our ability to fund our requirements for liquidity and capital resources.
Historical Cash Flow
 All of the following discussions relate to the years ended December 31, 2016 and 2015 and the period from March 17, 2014 (Inception) to December 31, 2014. The following table and discussion presents a summary of our cash flow for the periods indicated:

	Year ended December 31,		Period From March 17, 2014 (Inception) through December 31, 2014
	2016	2015
	(in millions)
Net cash provided by (used in):
Operating activities	$56.6	$5.2	$(2.5)
Investing activities	$(17.0)	$(248.3)	$(137.3)
Financing activities	$(38.9)	$233.4	$157.3
Operating Activities.  Cash flows provided by operating activities during the year ended December 31, 2016 were $56.6 million compared to cash provided by operating activities of $5.2 million for the year ended December 31, 2015 and cash used in operating activities of $2.5 million for the period from March 17, 2014 (Inception) through December 31, 2014.
Our processing plants generate the majority of our revenues. During the year ended December 31, 2016, both of our plants were operating and generating cash for the full year as compared to seven months of operations at our Lincoln Parish plant and three months of operations at our Mt. Olive plant during the year ended December 31, 2015. During the period from March 17, 2014 (Inception) through December 31, 2014, we had almost no cash-generating operations and used cash in the process of constructing our initial assets. During the year ended December 31, 2016, we incurred larger non-cash expenses such as depreciation and amortization expense, equity compensation expense and non-cash allocation costs of approximately $40.4 million, which are reconciled with net income to provide cash provided by operations. In addition to the non-cash expenses, we had $23.3 million of deferred revenue during 2016 that represents cash received or billed but not included in net income. During the year ended December 31, 2015, we incurred non-cash expenses such as depreciation and amortization expense, equity compensation expense and non-cash allocation of general and administrative expense of approximately $12.6 million, and we also incurred an impairment of our assets of $2.5 million. Working capital components that had the most significant impact on operating cash flow during the period consist of accounts receivable, accounts payable and prepaid and other current assets. Revenue and net income increased as our assets were placed into service. For additional information, see “Note 14.—Selected Quarterly Financial Data” to our Consolidated Financial Statements included elsewhere in this annual report.
Investing Activities.  Cash flows used in investing activities were $17.0 million, $248.3 million and $137.3 million for the years ended December 31, 2016 and 2015 and for the period from March 17, 2014 through December 31, 2014, respectively, all of which funds were used in the construction of our assets.
Financing Activities. Cash flows from financing activities were $38.9 million used during the year ended December 31, 2016 compared to cash received of $233.4 million and $157.3 million for the year ended December 31, 2015 and the period from March 17, 2014 through December 31, 2014, respectively. Cash received during 2015 and 2014 consisted of capital contributions to our predecessor, proceeds from the incurrence of long-term indebtedness under the revolving credit facilities of the Partnership and our predecessor and in 2015, the proceeds from our IPO. In 2015, we used $60.5 million of cash to repay long-term indebtedness and we made cash distributions of $179.5 million. For the year ended December 31, 2016, we had additional net borrowings of $12.0 million under our revolving credit facility, paid cash distributions to our unitholders of $45.4 million and made tax payments $4.8 million in connection with the vesting of phantom units issued to employees.

Distributions
Our minimum quarterly distribution is $0.2750 per unit, which corresponds to an aggregate distribution of $11.2 million per quarter and $44.8 million per year based on the common units and subordinated units outstanding as of December 31, 2016. During the year ended December 31, 2016, the board of directors of our general partner increased our quarterly distributions payable to unitholders with respect to the second and third quarters due, in part, to the increase on July 1, 2016 of the minimum volume commitments under our gas processing agreement with Range Resources. The following table shows the distributions for the year ended December 31, 2016:

		Distributions				Distribution per Limited Partner Unit
		Common Units	Subordinated Units	Incentive Distribution Rights
Three Months Ended	Date Paid				Total
		(in millions, except per unit amounts)
December 31, 2016 (2)	February 14, 2017	$6.1	$5.9	$—	$12.0	$0.2950
September 30, 2016	November 14, 2016	$6.1	$5.9	$—	$12.0	$0.2950
June 30, 2016	August 12, 2016	$5.7	$5.7	$—	$11.4	$0.2846
March 31, 2016	May 13, 2016	$5.5	$5.5	$—	$11.0	$0.2750
December 31, 2015	February 12, 2016	$5.5	$5.5	$—	$11.0	$0.2750
September 30, 2015	November 13, 2015	$5.5	$5.5	$—	$11.0	$0.2750
June 30, 2015(1)	August 15, 2015	$1.3	$1.3	$—	$2.7	$0.0665
March 31, 2015	N/A	N/A	N/A	N/A	N/A	N/A
(1) The distribution declared with respect to the quarter ended June 30, 2015 represented a prorated amount of our minimum quarterly distribution of $0.2750 per unit based on the number of days between the closing of our initial public offering on June 9, 2015 and June 30, 2015.
(2) On January 25, 2017, the Partnership announced a distribution of $0.2950 per unit for the three months ended December 31, 2016. The distribution will be paid on February 14, 2017 to unitholders of record as of February 7, 2017.

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
We have budgeted approximately $5.9 million for capital expenditures during 2017, which we expect to fund with borrowings under our revolving credit facility. However, we may incur significant additional capital expenditures in connection with future projects or acquisitions.
Contractual Obligations

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 years
	(in millions)
Revolving Credit Facility	$168.0	$—	$168.0	$—	$—
Total	$168.0	$—	$168.0	$—	$—

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
Adjusted EBITDA for the year ended December 31, 2015 includes the results of our predecessor’s operations for the period prior to June 9, 2015. The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented, and further reconciles Adjusted EBITDA for the years ended December 31, 2016 and 2015 and for the period from March 17, 2014 (inception) through December 31, 2014 to Adjusted EBITDA and distributable cash flow attributable to the Partnership:

	Year Ended December 31,		Period from March 17, 2014 (Inception) through December 31, 2014
	2016	2015
	(in thousands)
Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$56,565	$5,248	$(2,461)
Plus:
Cash interest expense related to operating activities	5,283	1,877	—
Changes in working capital	6,996	9,808	(2,153)
Other	—	(327)	—
Adjusted EBITDA	68,844	16,606	(4,614)
Less:
Predecessor Adjusted EBITDA	—	(3,494)	(4,614)
Cash interest expense related to operating activities	5,283	1,878	—
Maintenance capital expenditures	380	69	—
Distribution equivalents paid in cash(1)	633	390	—
Distributable cash flow	$62,548	$17,763	$—
(1) Represents distribution equivalents paid in cash in respect of the applicable period to the extent reflected as changes in equity.

The following table provides the calculation of Adjusted EBITDA as defined above:

	Year Ended December 31,		Period from March 17, 2014 (Inception) through December 31, 2014
	2016	2015
	(in thousands)

Net income (loss)	$(206)	$61	$(4,727)
Add:
Interest expense, net	6,622	2,405	—
Depreciation and amortization expense	13,531	5,978	113
Changes to deferred revenue	23,313	—	—
Equity-based compensation expense	16,106	2,374	—
Non-cash contribution for allocated costs	9,478	3,305	—
Non-cash impairment on long-term assets	—	2,483	—
Adjusted EBITDA	$68,844	$16,606	$(4,614)

.
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
Expense Allocation
The general and administrative expenses and operating and maintenance expenses included in our consolidated statement of operations include certain direct and indirect expenses that are incurred by PennTex Development for our benefit and allocated to us. Direct expenses are expenses of PennTex Development that are directly attributable to a significant activity that solely benefit the Partnership. Indirect expenses are expenses of PennTex Development for the benefit of the Partnership that cannot be identified in an economically feasible manner or with a specific activity, or that also economically benefit entities other than the Partnership. Direct expenses are charged directly and fully to the Partnership. Indirect expenses are charged to the Partnership using allocation methods based on drivers such as labor, capital investment and adjusted EBITDA. Management believes that the allocation methodologies used are reasonable and result in a reasonable allocation to the Partnership of expenses of doing business incurred by PennTex Development for the Partnership’s benefit.
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
Interest Rate Risk
As described above, our $275 million revolving credit facility became effective upon completion of our initial public offering. As of December 31, 2016, we had $168.0 million of borrowings outstanding under the revolving credit facility with an effective interest rate of 2.9%. We currently do not hedge the interest on portions of our borrowings under the revolving credit facility, although we may do so from time to time in order to manage risks associated with floating interest rates. A 1.0% increase in the effective interest rate on our outstanding borrowings at December 31, 2016 would result in an annual increase in our interest expense of approximately $1.7 million.

Credit Risk
We are exposed to credit risk. Credit risk represents the loss that we would incur if a counterparty fails to perform under its contractual obligations. For example, we are substantially dependent on Range Resources as our primary initial customer, and any event, whether in our area of operations or otherwise, that adversely affects Range Resources’ production, drilling and completion schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution. Our contracts with Range Resources have provisions pursuant to which we have the right to request and receive from the customer adequate security support in the form of letters of credit, cash collateral, prepayments or guarantees.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our Consolidated Financial Statements, together with the report of our independent registered public accounting firm begin on page F-1 of this annual report.
ITEM 9. CHANGES IN DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a- 15(e) or Rule 15d- 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report, and has concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms including, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Assessment of Internal Control over Financial Reporting
This report is included in the financial statements on page F-2 and is incorporated herein by reference.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Pursuant to the recently enacted Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for up to five years or through such earlier date that we are no longer an “emerging growth company” as defined in the JOBS Act. Accordingly, this Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies.
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
Management of PennTex Midstream Partners, LP
We are managed and operated by the board of directors and executive officers of our general partner. ETP controls our general partner and appoints our general partner’s board of directors. Our general partner is not elected by our unitholders and is not subject to re-election in the future. Our general partner owes certain contractual duties to our unitholders as well as a fiduciary duty to ETP as its owner.
Historically, PennTex Development, which was controlled by NGP, appointed our general partner’s board of directors and our executive management team. In connection with ETP’s acquisition of PennTex Development and our general partner on November 1, 2016, a majority of our directors and executive officers resigned from their positions with our general partner. ETP appointed new directors and executive officers effective on the same date to replace those who had resigned.
Our general partner’s board of directors has seven members, three of whom meet the independence standards established by NASDAQ and the Exchange Act. The three independent directors are Robert W. Jordan, Richard S. Walker, and David C. Lawler. NASDAQ does not require a listed publicly traded partnership, such as ours, to have a majority of independent directors on the board of directors of our general partner or to establish a compensation committee or a nominating committee. However, our general partner is required to have an audit committee of at least three members, and all its members are required to meet the independence and experience standards established by NASDAQ and the Exchange Act.
The executive officers of our general partner manage and conduct our day-to-day operations. The executive officers of our general partner allocate their time between managing our business and affairs and the business and affairs of Energy Transfer, and may face a conflict regarding the allocation of their time. The amount of time that our executive officers devote to our business and the business of Energy Transfer varies in any given year based on a variety of factors. However, we believe that our executive officers devote sufficient time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs. The executive officers of our general partner and other Energy Transfer employees operate our business and provide us with general and administrative services, and Energy Transfer seconds to our general partner certain employees who provide operational and maintenance services for us pursuant to the services and secondment agreement described under Item 13 of this Form 10-K. We pay an administrative fee to PennTex Development for these services and we reimburse PennTex Development for certain allocated expenses of operational personnel who perform services for our benefit and for certain direct expenses.
Executive Officers and Directors of Our General Partner
The following table sets forth certain information for the executive officers and directors identified below.

Name	Age	Position with our General Partner
Kelcy L. Warren	61	Chief Executive Officer
Matthew S. Ramsey	61	Chairman, President & Chief Operating Officer
Thomas E. Long	60	Chief Financial Officer and Director
A. Troy Sturrock	46	Senior Vice President, Controller & Principal Accounting Officer
Stephen M. Moore	57	Vice President, General Counsel and Secretary
Marshall S. (Mackie) McCrea, III	57	Director
Thomas P. Mason	60	Director
Robert W. Jordan	71	Director
Richard S. Walker	58	Director
David C. Lawler	49	Director
Our directors hold office until the earlier of their death, resignation, removal or disqualification or until their successors have been elected and qualified. Officers serve at the discretion of the board of directors. There are no family relationships among any of our directors or executive officers.
Kelcy L. Warren is the Chief Executive Officer of our general partner, having served in that capacity since November 2016. Mr. Warren is the Chief Executive Officer and Chairman of the board of directors of ETP’s general partner and has served in that capacity since August 2007. Mr. Warren also serves as the Chairman of the board of directors of ETE’s general

Partner and has served in that capacity since August 2007. Prior to that, Mr. Warren had served as the Co-Chief Executive Officer and Co-Chairman of the board of directors of ETP’s general partner since January 2004. Prior to January 2004, Mr. Warren served as President of the general partner of ET Company I, Ltd., having served in that capacity since 1996. From 1996 to 2000, he also served as a director of Crosstex Energy, Inc. From 1993 to 1996, he served as President, Chief Operating Officer and as a director of Cornerstone Natural Gas, Inc. Mr. Warren has more than 25 years of business experience in the energy industry.
Matthew S. Ramsey is a director and the Chairman, President & Chief Operating Officer of our general partner, having served in that capacity since November 2016. He has served as a director of the general partner of ETE since July 2012 and as a director of ETP’s general partner since November 2015. Mr. Ramsey has served as President and Chief Operating Officer of ETP’s general partner since November 2015. Mr. Ramsey is also the chairman of the board of directors of the general partner of Sunoco LP (“SUN”) and has served in that capacity since April 2015. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas. Mr. Ramsey is currently a director of RSP Permian, Inc. (NYSE: RSPP), where he serves as chairman of the compensation committee and as a member of the audit committee. Our general partner believes that Mr. Ramsey is qualified to serve on the board of directors because of his extensive knowledge of the energy industry and management experience.
Thomas E. Long is a director and the Chief Financial Officer of our general partner, having served in that capacity since November 2016. He has served as the Group Chief Financial Officer of ETE’s general partner since February 2016 and as the Chief Financial Officer of ETP’s general partner since April 2015. Since May 2016, Mr. Long has served as a director of the general partner of SUN. Mr. Long previously served as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies. Our general partner believes that Mr. Long is qualified to serve on the board of directors because of his extensive operational and financial experience within the energy and publicly traded partnership sector.
A. Troy Sturrock has served as a Senior Vice President of our general partner since November 2016 and as the Controller and Principal Accounting Officer of our general partner since January 2017. He is the Senior Vice President, Controller and Principal Accounting Officer of ETP’s general partner and has served as the Principal Accounting Officer since February 2016. Mr. Sturrock previously served as Vice President and Controller of Regency GP LLC from February 2008, and in November 2010 was appointed as the Principal Accounting Officer. From June 2006 to February 2008, Mr. Sturrock served as the Assistant Controller and Director of Financial Reporting and tax for Regency GP LLC. From January 2004 to June 2006, Mr. Sturrock was associated with the Public Company Accounting Oversight Board, where he was an inspection specialist in the division of registration and inspections. Mr. Sturrock served in various roles at PricewaterhouseCoopers LLP from 1995 to 2004, most recently as a Senior Manager in the audit practice specializing in the transportation and energy industries. Mr. Sturrock is a Certified Public Accountant.
Stephen M. Moore is the Vice President, General Counsel and Secretary of our general partner, having served in that capacity since August 2014. Mr. Moore served as Vice President, General Counsel and Secretary of PennTex Development from April 2014 until November 2016. Mr. Moore has more than two decades experience counseling in-house clients in commercial transactions, interstate natural gas transportation, financial services and capital markets, M&A and statutory/regulatory compliance. Prior to PennTex Development, from March 2012 to April 2014, Mr. Moore was Associate General Counsel of ETP’s general partner. From May 2012 to April 2014, Mr. Moore served as General Counsel of Citrus Corp. and its subsidiary, Florida Gas Transmission Company. Mr. Moore has also held senior legal positions in the law departments of companies including Southern Union Company from June 2009 to March 2012, and General Electric Capital Corporation from April 1997 to April 2004. Mr. Moore received his Bachelor of Arts and Juris Doctor degrees from Georgetown University.
Marshall S. (Mackie) McCrea, III has served as a director of our general partner since November 2016. Mr. McCrea has served as a director of ETP’s general partner since December 2009. He is the Group Chief Operating Officer and Chief Commercial Officer of ETE’s general partner and has served in that capacity since November 2015. Prior to that, he was the President and Chief Operating Officer of ETP’s general partner and served in that capacity from June 2008 to November 2015. Prior to that, he served as President – Midstream of ETP’s general partner from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development for ETP and its predecessors since January 2004. Mr. McCrea also currently serves as a director of the general partner of ETE and as the chairman of the board of directors of the general partner of Sunoco Logistics Partners L.P. (“SXL”). Our general partner believes that Mr. McCrea is qualified to serve on the board of directors because of his extensive operational experience within the energy and publicly traded partnership sector.
Thomas P. Mason has served as a director of our general partner since November 2016. He has served as Executive Vice President and General Counsel of the general partner of ETE since December 2015. Mr. Mason served as Senior Vice President, General Counsel and Secretary of ETP’s general partner from April 2012 to December 2015. Mr. Mason previously served as Vice President, General Counsel and Secretary of ETP’s general partner from June 2008 until April 2012 and as General Counsel and Secretary of ETP’s general partner from February 2007. Prior to joining ETP, he was a partner in the Houston office of Vinson & Elkins. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years. Mr. Mason also serves on the board of directors of the general partner of SXL. Our general partner believes that Mr. Mason is qualified to serve on the board of directors because of his extensive knowledge of the energy industry, legal expertise and executive management experience.
Robert W. Jordan has served as a director of our general partner since June 2015. Ambassador Jordan has served as the Diplomat in Residence and Adjunct Professor of Political Science in the John G. Tower Center for Political Studies at Southern Methodist University since September 2005. Ambassador Jordan served as U.S. Ambassador to Saudi Arabia from 2001 until 2003. Prior to and following his diplomatic service, Ambassador Jordan was a partner in the international law firm Baker Botts L.L.P. for many years and headed the firm’s Middle East practice based in Dubai between 2010 and 2014. Ambassador Jordan received an A.B. in Political Science from Duke University in 1967 and an M.A.in Government and Politics from the University of Maryland in 1971. He received a J.D. from the University of Oklahoma in 1974. Our general partner believes that Ambassador Jordan is qualified to serve on the board of directors because of his extensive energy industry knowledge and experience.
Richard S. Walker has served as a director and Chairman of the Audit Committee of our general partner since July 2015. Mr. Walker serves as the Managing Partner in the Houston office of DHR International, a leading global executive search firm. Prior to entering the executive search industry in 2005, Mr. Walker was a Managing Director with JPMorgan directing investment banking relationships with a variety of energy industry clients in the exploration and production, midstream and power sectors. Mr. Walker worked with JPMorgan and its predecessors from 1994 to 2005. From 1981 to 1994, Mr. Walker worked in the energy banking sector with predecessors of JPMorgan and Bank of America. From 2007 until its going private transaction in October 2012, Mr. Walker served as a director and member of the audit and compensation committees of Venoco, Inc., a publicly-traded E&P company based in Denver, and served as chairman of its audit committee from November 2012 until August 2015. Mr. Walker served as an advisory director of ASCENDE, a privately held employee benefits consulting firm, from 2014 until its sale in January 2016. Mr. Walker currently serves on the board of directors of Strake Jesuit College Preparatory in Houston. Mr. Walker holds a BBA from Loyola University, New Orleans and a MBA from Bowling Green State University. Mr. Walker is a Certified Public Accountant in the State of Texas. Our general partner believes that Mr. Walker is qualified to serve on the board of directors because of his financial expertise and knowledge of and experience within the energy industry.
David C. Lawler has served as a director of our general partner since November 2015. Mr. Lawler currently serves as Chief Executive Officer of BP’s US Lower 48 Onshore business. Prior to joining BP in September 2014, Mr. Lawler was the Executive Vice President and Chief Operating Officer of SandRidge Energy, Inc., an independent oil and gas producer based in Oklahoma City. Before joining SandRidge in 2011, Mr. Lawler was the CEO and President of Post Rock Energy Corporation, another independent oil and gas company in Oklahoma. He began his career as a Production Engineer at Conoco before moving to Burlington Resources, and spent 10 years at Shell Exploration and Production Company in roles of increasing responsibility, including Business Planning for the Americas and Engineering and Operations Manager for the US Gulf Coast business unit. He holds a Bachelor of Science in Petroleum Engineering from the Colorado School of Mines and an MBA from Tulane University. Our general partner believes that Mr. Lawler is qualified to serve on the board of directors due to his extensive experience and senior leadership roles in various sectors of the energy industry.
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
Conflicts Committee
The board of our general partner has established a standing conflicts committee consisting of Ambassador Jordan, Mr. Walker and Mr. Lawler to resolve potential conflicts of interest between our general partner and its affiliates, on one hand, and us and our unitholders, on the other. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, to have been approved by all of our unitholders, and not to involve a breach of any duties that may be owed to our unitholders. Mr. Walker serves as chairman of our conflicts committee.
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
Based solely upon a review of filings or written certification by the reporting persons, we know of no director, officer or beneficial owner of more than 10% of our common units that failed to file timely any reports required to be furnished during the year ended December 31, 2016 pursuant to Section 16(a) of the Exchange Act.
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
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
We and our general partner were formed by PennTex Development in August 2014, and we did not pay or accrue any obligations in respect of compensation for our general partner’s executive officers prior to the consummation of our initial public offering on June 9, 2015. We do not directly employ any of the persons responsible for managing our business. Instead, we are managed by the board of directors of our general partner and the executive officers of our general partner perform all of the management functions.
Prior to November 1, 2016, all employees providing services with respect to our business, including the executive officers of our general partner, were employed by PennTex Management, an affiliate of our general partner. In connection with ETP’s acquisition of PennTex Development and our general partner on November 1, 2016, a majority of our directors and executive officers resigned from their positions with our general partner. ETP appointed new executive officers to replace those who resigned effective on November 1, 2016. The executive officers appointed by ETP were employed by ETP’s general partner and did not receive separate compensation for their services to us or our general partner. The two retained executive officers continued to be employed by PennTex Management from November 1, 2016 through December 31, 2016. Beginning January 1, 2017, all of our employees and executive officers, including the two retained executive officers, are employed by ETP’s general partner.
Aside from certain equity awards granted to our officers and directors under the PennTex Midstream Partners, LP 2015 Long-Term Incentive Plan (the “LTIP”), our officers and directors historically received all of their compensation and benefits for services provided to our business from PennTex Management. Although we bear an allocated portion of the costs of providing compensation and benefits to the employees who serve as our executive officers, compensation of our executive officers was historically set by PennTex Development and, beginning January 1, 2017, is set by ETP, and we have no control over such costs.  Pursuant to the services and secondment agreement, we are required to reimburse PennTex Development for a proportionate amount of compensation expenses incurred on our behalf, which, beginning January 1, 2017, consists of expenses allocated to PennTex Development by ETP.
None of our executive officers have entered into any employment agreements with PennTex Development, our general partner or any other affiliate that require payments of termination or severance benefits or that provide for any payments in the event of a change in control of the Partnership or the general partner of ETP.

Summary Compensation Table
The following table reflects the total compensation of the principal executive officer and of the two other most highly compensated executive officers of our general partner (the “named executive officers”) for services rendered to all PennTex-related entities, including the Partnership, PennTex Management, PennTex Development and our general partner, for the fiscal year ended December 31, 2016 and 2015. In connection with ETP’s acquisition of PennTex Development and our general partner on November 1, 2016, Messrs. Karam, Bond and Jones resigned as executive officers of our general partner, PennTex Management and PennTex Development and were replaced by individuals appointed by ETP. For the period from November 1, 2016 through December 31, 2016, Messrs. Warren, Ramsey and Long served as our Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, respectively, but received no separate compensation for their services as officers or directors (in the case of Messrs. Ramsey and Long) of our general partner.

Name and Principal Position	Year	Salary	Bonus(1)	Unit Awards(2)	All Other Compensation(3)	Total

Kelcy L. Warren (4)(6) Chief Executive Officer	2016	$5,920	$—	$—	$58	$5,978

Matthew S. Ramsey (4) President and Chief Operating Officer	2016	$630,769	$—	$3,433,894	$87,375	$4,152,038

Thomas E. Long (4) Chief Financial Officer	2016	$454,154	$—	$2,007,697	$14,679	$2,476,530

Thomas F. Karam (5) Former Chairman and Chief Executive Officer	2016	$291,667	$131,250	$732,584	$348	$1,155,849
	2015	$350,000	$87,500	$1,260,725	$554	$1,698,779
Robert O. Bond (5) Former President and Chief Operating Officer	2016	$291,667	$131,250	$474,595	$14,523	$912,035
	2015	$350,000	$87,500	$980,564	$17,254	$1,435,318
Steven R. Jones (5) Former Executive Vice President and Chief Financial Officer	2016	$291,667	$131,250	$474,595	$18,698	$916,210
	2015	$350,000	$87,500	$980,564	$18,354	$1,436,418
(1)Amounts reflected for 2016 in this column represent discretionary bonuses approved and paid in October 2016 prior to the ETP acquisition based on 2016 performance.
(2)The amounts in this column for 2016 represent the aggregate grant date fair value determined in accordance with ASC Topic 718 equity awards granted in 2016. For Messrs. Karam, Bond, and Jones, these amounts consist of phantom unit awards under the LTIP. The phantom units were granted with corresponding distribution equivalent rights. The phantom unit grants are measured at their grant date fair value. For additional information, see “Note 6 - Equity-based Awards” to our Consolidated Financial Statements included elsewhere in this annual report. These amounts do not correspond to the actual value recognized by the executive upon vesting. For Messrs. Ramsey and Long, these amounts consist of equity grants awarded under equity incentive plans of ETE’s subsidiaries other than the Partnership, as applicable, at targets approved by compensation committees of the boards of directors of ETP’s and/or ETE’s general partner, as applicable.
(3)The amounts reflected for 2016 in this column include (i) matching contributions to the 401(k) plan made by PennTex Development or ETP, as applicable, on behalf of the named executive officers, (ii) the dollar value of life insurance premiums paid for the benefit of the named executive officers and (iii) relocation costs for Mr. Ramsey.
(4)Messrs. Warren, Ramsey and Long became executive officers of our general partner effective November 1, 2016 but did not receive any compensation from the general partner, PennTex Development or any of its subsidiaries for such services during the year ended December 31, 2016. All of their compensation was determined and approved as applicable by the compensation committees of the boards of directors of ETP’s and/or ETE’s general partner, as applicable.
(5)These individuals represent the most highly compensated officers of our general partner for 2016 and resigned from their positions effective November 1, 2016.
(6)Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under any applicable ETP incentive plans.

Outstanding Equity Awards at Fiscal Year-End
All of the outstanding equity awards to Messrs. Karam, Bond and Jones, which consisted solely of phantom unit grants and corresponding distribution equivalent rights granted under the LTIP, vested on November 1, 2016 in connection with the acquisition of our general partner by ETP, which acquisition constituted a change of control under the terms of the phantom unit award agreements. The Partnership had no outstanding equity awards, including for our named executive officer, as of December 31, 2016. None of Messrs. Warren, Ramsey or Long received any equity awards under the LTIP during 2016.
PennTex Midstream Partners, LP 2015 Long-Term Incentive Plan
Our general partner has adopted the LTIP, for officers, directors, employees and consultants of our general partner and its affiliates. Our general partner may issue our named executive officers long-term equity based awards under the LTIP, which awards are intended to compensate the officers based on the performance of our common units and their continued employment during the vesting period, as well as align their long-term interests with those of our unitholders.
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
Potential Payments Upon Termination or Change in Control
As of December 31, 2016, there are no contractual arrangements that would result in potential payments to a named executive officer upon a change of control of the Partnership.
Compensation of Directors
Officers or employees of PennTex Development or its affiliates, including ETP’s general partner, who also serve as directors of our general partner do not receive additional compensation for such service. Directors of our general partner who are not also officers or employees of the ETP general partner or its affiliates receive cash compensation as follows:

•	quarterly cash retainer payments of $25,000, resulting in an effective annual cash retainer of $100,000.

•	for serving as the audit committee chair, an annual retainer of $25,000.

•	for serving as a member on the audit committee, an annual committee member retainer of $15,000.

•	for serving as the conflicts committee chair, an annual retainer of $25,000.

•	for serving as a member on the conflicts committee, an annual committee member retainer of $15,000.
All directors are also reimbursed for out-of-pocket expenses in connection with their service as directors, including costs incurred to attend meetings. Each director is fully indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law pursuant to our partnership agreement. Directors of our general partner are also eligible to receive grants under the LTIP. In 2016, the board of directors of our general partner awarded 9,074 phantom units along with corresponding distribution equivalent rights to each our independent directors: Robert W. Jordan, Richard S. Walker, and David C. Lawler. These phantom unit awards vested in full on November 1, 2016 due to the change of control of our general partner as defined in the LTIP.
The following table sets forth certain information with respect to our non-employee director compensation during the year ended December 31, 2016.

Name		Fees Earned or Paid in Cash(1)	Unit Awards(2)	Non-Equity Incentive Plan Compensation	All Other Compensation(3)	Total

	Year
Robert W. Jordan	2016	$121,463	$145,955	$—	$5,332	$272,750
Richard S. Walker	2016	$135,770	$145,955	$—	$5,332	$287,057
David C. Lawler	2016	$121,463	$145,955	$—	$5,332	$272,750
(1) Includes cash retainer and committee fees paid quarterly.
(2) The amounts in this column represent the aggregate grant date fair value determined in accordance with ASC Topic 718 for phantom units granted in 2016 under the LTIP. The phantom unit grants are measured at their grant date fair value. For additional information, see “Note 6 – Equity-based Awards” to our Consolidated Financial Statements included elsewhere in this annual report. These amounts may not correspond to the actual value that will be recognized by the director.
(3) Consists of payments for distribution equivalent rights granted in tandem with phantom unit awards.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS
As of February 1, 2017, the following table sets forth the beneficial ownership of our common and subordinated units that are owned by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common and subordinated units;

•	each director of our general partner;

•	each named executive officer of our general partner; and

•	all directors and executive officers of our general partner as a group.

Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of All Units Beneficially Owned
Energy Transfer Partners, L.P.(2)	6,301,596	30%	20,000,000	100.0%	65%
OZ Management LP(3)	1,803,942	9%	—	—	4%
Kelcy L. Warren	—	—	—	—	—
Matthew S. Ramsey	—	—	—	—	—
Thomas E. Long	—	—	—	—	—
Stephen M. Moore	36,634	*	—	—	*
Marshall S. (Mackie) McCrea, III	—	—	—	—	—
Thomas P. Mason	—	—	—	—	—
Robert W. Jordan	14,074	*	—	—	*
Richard S. Walker	15,574	*	—	—	*
David C. Lawler	14,074	*	—	—	—
All directors and executive officers as a group (9 persons)	80,356	*	—	—	*
*    Less than 1%
(1)Unless otherwise indicated, the address for all beneficial owners in this table is c/o PennTex Midstream Partners, LP, 11931 Wickchester Lane, Suite 300, Houston, TX 77043, Attn: General Counsel.
(2)As reported on Schedule 13D filed with the SEC on November 14, 2016. The business address for Energy Transfer Partners, LP is 8111 Westchester Drive, Suite 600, Dallas, TX 75225.
(3)As reported on Schedule 13G filed with the SEC on June 12, 2015. The business address for OZ Management LP is 9 West 57 Street, 39 Floor, New York, NY 10019.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2016 there are 2,485,744 units available for future issuance under the LTIP plan. There currently are no outstanding equity awards or security awards to be issued upon exercise of outstanding options, warrants and rights.
For additional information regarding the LTIP, see “Note 6—Equity-based Awards” in the Consolidated Financial Statements contained elsewhere in this annual report.

The following table provides information about the Partnership’s common units that may be issued under the LTIP as of December 31, 2016:

Number of securities remaining available for future issuance under equity compensation plans
Equity awards plan approved by unitholders	2,485,744
Equity awards plan not approved by unitholders(1)	—
Total	2,485,744
(1)There are no equity award plans in place other than the LTIP.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As of February 1, 2017, Energy Transfer owned 6,301,596 common units and 20,000,000 subordinated units, which together represent approximately 64.6% of our outstanding limited partner interests. Additionally, Energy Transfer owns and controls our general partner and owns all of our incentive distribution rights.
Distributions and Payments to Our General Partner and Its Affiliates
The following information summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with our formation, ongoing operation and any liquidation.
Distributions of Available Cash
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
We paid distributions of $13.2 million in respect to the common units and subordinated units owned by PennTex Development and $6.2 million in respect to the common units and subordinated units owned by other affiliates of NGP during the year ended December 31, 2016. We paid distributions of $5.4 million in respect to the common units and subordinated units owned by PennTex Development and $2.5 million in respect to the common units and subordinated units owned by other affiliates of NGP during the year ended December 31, 2015. Following the acquisition of our general partner and other Partnership interests by ETP on November 1, 2016, we paid distributions of $7.8 million on November 14, 2016 and additional distributions of $7.8 million will be paid on February 14, 2017 in respect of the common units and subordinated units owned by ETP and its affiliates, including PennTex Development. Assuming we have sufficient cash available for distribution to pay the minimum quarterly distribution on all of our outstanding common units and subordinated units for each of the next four quarters, ETP and its affiliates will receive an aggregate annual distribution of approximately $31.0 million in 2017 based on the number of common units and subordinated units owned as of December 31, 2016 and the most recent distributions.
Pursuant to the services and secondment agreement, we pay a monthly administrative fee to PennTex Development for the provision of various management and administrative services for our benefit. Additionally, we reimburse PennTex Development for certain allocated expenses, including compensation expenses, for personnel who perform operational, management and general administrative services for our benefit and for its direct expenses incurred on our behalf. For the year ended December 31, 2016, we paid $8.6 million in fees and reimbursements to PennTex Development, of which $3.5 million are reflected as general and administrative expenses and $5.1 million are reflected as operating and maintenance expenses. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us and does not limit the amount of expenses for which our general partner and its affiliates may be reimbursed.
Distributions upon Liquidation
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
Omnibus Agreement
In connection with our initial public offering, we entered into an omnibus agreement with our general partner and PennTex Development that provided us with a right of first offer with respect to PennTex Development’s equity interest in PennTex Permian, LLC (“PennTex Permian”) to the extent that our parent elected to divest such equity interest.
On July 27, 2016, the conflicts committee of our general partner made a recommendation to the board of directors of our general partner that the Partnership decline to exercise its right of first offer with respect to the proposed sale of PennTex Permian by PennTex Development to a third party. The conflicts committee consisted solely of the three independent directors of our general partner and retained independent financial and legal advisors in connection with its evaluation. In August 2016, PennTex Development completed the sale of PennTex Permian to a third party in accordance with the terms of the right of first offer previously delivered by PennTex Development to the board of directors of our general partner with respect to such transaction. As a result of such transaction, the Partnership no longer has a right of first offer on PennTex Permian.
The omnibus agreement also provides us with a license to use the “PennTex” trademark and name.
Services and Secondment Agreement
In connection with our initial public offering, we entered into a 10-year services and secondment agreement with the general partner, PennTex Development and PennTex Management pursuant to which PennTex Management seconds certain employees to the general partner to provide operational and maintenance services with respect to our assets. We are obligated to reimburse PennTex Management for the cost of any seconded employees, including wages and benefits, on a monthly basis. Additionally, we pay an administrative fee to PennTex Development for the provision of various management and administrative services for our benefit, including executive services, financial and administrative services (including treasury and accounting), information technology, legal services, health, safety and environmental services, human resources services, business development services, investor relations and government relations, tax matters and insurance administration. The administrative fee is paid monthly. For the year ended December 31, 2015, the administrative fee was: (i) for the period from June 9, 2015 to and including June 30, 2015, $2,778 per day; (ii) for each month following June 30, 2015 and including September 2015, the month in which the Mt. Olive plant commenced commercial operations, $83,333 per month; and (iii) for each month during the remainder of 2015, $166,667. For each month during the first six months of the year ended December 31, 2016, the administrative fee was $250,000 and for each month during the last six months of the 2016 fiscal year, the administrative fee was $333,333. With respect to 2017 and each subsequent year through the end of the term of the services and secondment agreement, our parent and our general partner will negotiate in good faith and mutually agree on an annual administrative fee for the upcoming year, which will be payable in equal monthly installments. If our parent and our general partner are unable to agree on the amount of such administrative fee on or prior to December 1 of the preceding year, then such administrative fee will equal the administrative fee for the preceding year as increased by a percentage equal to the change in the producer price index over the previous 12 months; provided, however, that if our parent and our general partner are unable to agree on the amount of the administrative fee on or prior to March 31, then our parent will have the right to terminate the provision of the management and administrative services, without penalty. If the services and secondment agreement is not terminated and our parent and our general partner agree on the amount of the administrative fee, then our parent will thereafter charge such agreed-upon administrative fee for the remainder of the year. For the year ending December 31, 2017, PennTex Development and our general partner have agreed that the administrative fee will be $337,667 per month.
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
The registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of Registrable Securities to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the registration rights agreement, regardless of whether a registration statement is filed or becomes effective. The obligations to register Registrable Securities under the registration rights agreement will terminate when no Registrable Securities remain outstanding. Registrable Securities will cease to be covered by the registration rights agreement (i) when they have been sold pursuant to an effective registration statement under the Securities Act, (ii) when they have been disposed of pursuant to Rule 144 (or any similar provision then in effect) under the Securities Act; (iii) with respect to Registrable Securities held by PennTex Development or MRD WHR LA or their respective transferees, ten years after PennTex Development or MRD WHR LA, as applicable, ceases to be an affiliate of our general partner; (iv) when they have been redeemed by us or acquired by one of our subsidiaries; (v) when they have been sold in a private transaction in which the transferor’s rights under the registration rights agreement are not assigned to the transferee; or (vi) two years after they have been sold in a private transaction in which the transferee is not an affiliate of our general partner. In connection with ETP’s acquisition of our general partner and certain other Partnership interests on November 1, 2016, MRD WHR LA and its transferees assigned their respective rights under the registration rights agreement to ETP.
Commercial Contractual Relationships with Related Parties
Prior to its acquisition by Range Resources in September 2016, Memorial Resource was controlled by NGP and was deemed to be under common control with us. As a result of the acquisition, Memorial Resource ceased to be a related party. Although we believe that our commercial agreements with Range Resources are generally reflective of arms’-length transactions, such agreements were negotiated and executed between parties under common control. Please see “Business—Our Contractual Arrangements with Range Resources” in Item 1 of this annual report for a description of our agreements with Range Resources.
We are party to an interruptible gathering and processing agreement with WildHorse Resources II, LLC, or WHR II, an affiliate of NGP, pursuant to which we gather and process natural gas for WHR II for a fee and purchase the NGLs resulting from such processing. The WHR II agreement was unanimously approved by the board of directors of our general partner, and we believe the terms of the agreement reflect an arm’s-length transaction. During the year ended December 31, 2016, on a net basis, we received approximately $0.2 million from WHR II under such agreement. As a result of the acquisition of our general partner by ETP, WHR II ceased to be a related party effective November 1, 2016.
We are party to an interconnect agreement with Regency Intrastate Gas LP (“RIGS”), which owns a 450-mile intrastate natural gas transportation pipeline in northern Louisiana, to connect to the RIGS pipeline and transport gas on the RIGS system. ETP owns a controlling 49.99% interest in RIGS. The RIGS interconnect agreement was in place prior to the acquisition of our general partner by ETP in November 2016, and we believe the terms of the agreement reflect an arms’-length transaction. As a result of the acquisition of our general partner by ETP, RIGS became a related party of the Partnership as of November 1, 2016. During the year ended December 31, 2016, on a net basis, we paid approximately $0.1 million net to RIGS under the interconnect agreement.
We are party to a purchase agreement with BP Energy Company, or BP Energy, pursuant to which we sell NGLs to BP from time to time at prevailing market prices. Mr. Lawler, a member of the board of directors of our general partner, is the Chief Executive Officer of BP US Lower 48 Onshore, an affiliate of BP Energy. The BP Energy agreement was ratified by our audit committee (with Mr. Lawler abstaining), and we believe the terms of the agreement reflect an arms’-length transaction. During the year ended December 31, 2016, we sold approximately $4.1 million of NGLs to BP Energy under this agreement.
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
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The audit committee of the board of directors of our general partner selected Ernst and Young LLP, which we refer to as EY, an independent registered public accounting firm, to audit our consolidated and combined financial statements for the year ended December 31, 2016. EY also provided audit services for our predecessor for the year ended December 31, 2014. The audit committee’s charter requires the audit committee to approve in advance all audit and non-audit services to be provided by our independent registered public accounting firm. All services reported in the audit, audit-related, tax and all other fees categories below with respect to this annual report for the year ended December 31, 2016 were approved by the audit committee.
The following table summarizes the aggregate EY fees that were allocated to us and our predecessor for independent auditing, tax and related services for the fiscal year (in thousands):

	Year ended December 31,
	2016	2015	2014
Audit fees (1)	$815	$1,025	$228
Audit-related fees (2)	—	427	514
Tax fees (3)	—	—	—
All other fees (4)	—	—	—
Total	$815	$1,452	$742
(1) Audit fees represent amounts billed for each of the years presented for professional services rendered in connection with (i) the audit of our annual financial statements, (ii) the review of our quarterly financial statements or (iii) those services normally provided in connection with statutory and regulatory filings or engagements including comfort letters, consents and other services related to SEC matters. This information is presented as of the latest practicable date for this annual report.
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

10.4
Third Amendment to MLP Credit Agreement, dated as of December 11, 2015, among PennTex Midstream Partners, LP, as borrower, Royal Bank of Canada, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to PennTex Midstream Partners, LP’s Annual Report on Form 10-K filed with the Commission on February 26, 2016).

10.5*
Fourth Amendment to MLP Credit Agreement and Limited Consent, dated as of October 27, 2016, among PennTex Midstream Partners, LP, as borrower, Royal Bank of Canada, as administrative agent, and the lenders party thereto.

10.6
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

10.8
Amendment No. 2 to Amended and Restated Area of Mutual Interest and Midstream Exclusivity Agreement, dated as of May 31, 2016, by and among PennTex NLA Holdings, LLC, MRD WHR LA Midstream LLC, MRD Operating LLC and PennTex North Louisiana, LLC (incorporated by reference to Exhibit 10.1 to PennTex Midstream Partners, LP’s Quarterly Report on Form 10-Q filed with the Commission on August 4, 2016).

10.9
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

10.13#
PennTex Midstream Partners, LP 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to PennTex Midstream Partners, LP’s Current Report on Form 8-K filed with the Commission on June 9, 2015).

10.14#
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

10.16
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

10.18
Gas Gathering Agreement, dated as of April 14, 2015, by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.3 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.19
Amendment No. 1 to Gas Gathering Agreement, dated as of May 20, 2015, by and between PennTex North Louisiana, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.16 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.20
Amendment No. 2 to Gas Gathering Agreement, dated as of August 5, 2015, between PennTex North Louisiana, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.2 to PennTex Midstream Partners, LP’s Quarterly Report on Form 10-Q filed with the Commission on November 6, 2015).

10.21
Gas Transportation Agreement, dated as of April 14, 2015, by and between PennTex North Louisiana Operating, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.4 to PennTex Midstream Partners, LP’s registration statement on Form S-1, as amended (File No. 333-199020), initially filed with the Commission on September 30, 2014).

10.22
Amendment No. 1 to Gas Transportation Agreement, dated as of August 5, 2015, between PennTex North Louisiana, LLC and MRD Operating LLC (incorporated by reference to Exhibit 10.203 to PennTex Midstream Partners, LP’s Annual Report on Form 10-K filed with the Commission on February 26, 2015).

10.23
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

PennTex Midstream Partners, LP
By: PennTex Midstream GP, LLC, its general partner

Date:	February 3, 2017	By:	/s/ Thomas E. Long
Thomas E. Long
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Kelcy L. Warren	Chief Executive Officer (Principal Executive Officer)	February 3, 2017
Kelcy L. Warren

/s/ Matthew S. Ramsey	President and Chief Operating Officer and Chairman	February 3, 2017
Matthew S. Ramsey

/s/ Thomas E. Long	Chief Financial Officer (Principal Financial Officer) and Director	February 3, 2017
Thomas E. Long

/s/ A. Troy Sturrock	Senior Vice President, Controller and Principal Accounting Officer	February 3, 2017
A. Troy Sturrock

/s/ Robert W. Jordan	Director	February 3, 2017
Robert W. Jordan

/s/ Richard S. Walker	Director	February 3, 2017
Richard S. Walker

/s/ David C. Lawler	Director	February 3, 2017
David C. Lawler

/s/ Marshall S. (Mackie) McCrea, III	Director	February 3, 2017
Marshall S. (Mackie) McCrea, III

/s/ Thomas P. Mason	Director	February 3, 2017
Thomas P. Mason

PENNTEX MIDSTREAM PARTNERS, LP

REPORT OF MANAGEMENT

The accompanying consolidated financial statements of PennTex Midstream Partners, LP (the “Partnership”) and the other information appearing in this Annual Report on Form 10-K were prepared by, and are the responsibility of, management of the Partnership’s general partner, PennTex Midstream GP, LLC. The consolidated financial statements present fairly the Partnership’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the Partnership includes amounts that are based on estimates and judgments that management of the general partner believes are reasonable under the circumstances. The Partnership’s financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm appointed by the Audit Committee of the board of directors of the general partner. The management of the general partner has made available to Ernst & Young LLP all of the Partnership’s financial records and related data, as well as the minutes of meetings of the board of directors of the general partner.
Assessment of Internal Control Over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance to the management and the board of directors of the general partner regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013), adopted by the Partnership on December 15, 2014. Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2016.

/s/ Kelcy L. Warren	/s/ Thomas E. Long

Kelcy L. Warren	Thomas E. Long
Chief Executive Officer	Chief Financial Officer
PennTex Midstream GP, LLC	PennTex Midstream GP, LLC
(the general partner of PennTex Midstream Partners, LP)	(the general partner of PennTex Midstream Partners, LP)

February 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management and the Board of Directors of PennTex Midstream GP, LLC,
As General Partner of PennTex Midstream Partners, LP

We have audited the accompanying consolidated balance sheets of PennTex Midstream Partners, LP (the “Partnership”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ capital (deficit) and cash flows for each of the two years in the period ended December 31, 2016 and for the period from March 17, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 and for the period from March 17, 2014 (inception) through December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
February 3, 2017

PENNTEX MIDSTREAM PARTNERS, LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,442	$7,760
Accounts receivable	15,225	161
Accounts receivable - related party	—	5,950
Other receivables	112	2,421
Materials and supplies	2,391	2,586
Prepaid assets	371	668
Total current assets	26,541	19,546
Property, plant and equipment, net	362,906	366,061
Intangible assets, net	20,064	20,021
Total non-current assets	382,970	386,082
Total assets	$409,511	$405,628

Liabilities
Current liabilities:
Accounts payable	$224	$7,566
Accounts payable—related party	626	871
Other current liabilities	3,198	2,852
Total current liabilities	4,048	11,289
Long-term debt, net	163,973	150,699
Deferred revenues	23,313	—
Other non-current liabilities	90	91
Total liabilities	191,424	162,079

Commitments and Contingencies

Equity
Partners’ equity:
Limited Partners:
Common units (20,714,256 and 20,000,000 units were issued and outstanding as of December 31, 2016 and 2015, respectively)	218,821	226,386
Subordinated units (20,000,000 units issued and outstanding as of December 31, 2016 and 2015)	(734)	17,163
General partner	—	—
Total partners’ equity	218,087	243,549
Total liabilities and partners' equity	$409,511	$405,628

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,		Period from March 17, 2014 (Inception) through December 31, 2014
	2016	2015
Revenues	$77,353	$33,219	$22

Operating expenses:
Cost of revenues	12,728	4,282	—
General and administrative expense	29,187	12,177	4,513
Operating and maintenance expense	14,428	5,727	123
Depreciation and amortization expense	13,531	5,978	113
Impairment of surplus assets	—	2,483	—
Taxes other than income taxes	1,063	106	—
Total operating expenses	70,937	30,753	4,749
Operating income (loss)	6,416	2,466	(4,727)
Interest expense, net	(6,622)	(2,405)	—
Net income (loss)	$(206)	$61	$(4,727)

Earnings (loss) per common unit:
Basic	$0.23	$0.25	$—
Diluted	$0.23	$0.25	$—
Weighted average common and common equivalent units outstanding:
Basic	20,190	20,000	—
Diluted	20,190	20,000	—

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(in thousands)

					Predecessor’s Members
	General Partner	Incentive Distribution Rights	Common Units	Subordinated Units	PennTex NLA Holdings, LLC	MRD WHR LA Midstream LLC
							Total
Balance at March 17, 2014 (Inception)	$—	$—	$—	$—	$—	—	$—
Contribution from member at Inception	—	—	—	—	3,106	—	3,106
Net loss	—	—	—	—	(2,955)	(1,772)	(4,727)
Predecessor capital contributions	—	—	—	—	95,833	—	95,833
Balance at December 31, 2014	—	—	—	—	95,984	(1,772)	94,212
Net income (loss)—January 1 to June 9, 2015 (prior to the Offering)	—	—	—	—	(4,177)	(2,507)	(6,684)
Capital contributions from predecessor’s members	—	—	—	—	69,622	35,345	104,967
Exchange for predecessor membership interests	—	—	7,689	18,968	(55,305)	28,648	—
Proceeds from the Offering, net of costs	—	—	223,021	—	—	—	223,021
Costs of the Offering	—	—	(4,675)	—			(4,675)
Equity-based compensation expense	—	—	2,372	—	—	—	2,372
Payments for distribution equivalents	—	—	(216)	—	—	—	(216)
Distributions to predecessor’s members	—	—	—	—	(106,124)	(59,714)	(165,838)
Non-cash contribution for general and administrative expenses	3,305	—	—	—	—	—	3,305
Distributions to unitholders	—	—	(6,830)	(6,830)	—	—	(13,660)
Net income (loss) - June 9 to December 31, 2015	(3,305)	—	5,025	5,025	—	—	6,745
Balance at December 31, 2015	—	—	226,386	17,163	—	—	243,549
Payments for distribution equivalents	—	—	(576)	—	—	—	(576)
Equity-based compensation expense	—	—	16,106	—	—	—	16,106
Non-cash contribution for allocated costs	9,478	—	—	—	—	—	9,478
Distributions to unitholders	—	—	(22,856)	(22,592)	—	—	(45,448)
Phantom units surrendered to pay taxes	—	—	(4,816)	—	—	—	(4,816)
Net income (loss)	(9,478)	—	4,577	4,695	—	—	(206)
Balance at December 31, 2016	$—	$—	$218,821	$(734)	$—	$—	$218,087

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,		Period from March 17, 2014 (Inception) through December 31, 2014
	2016	2015
Operating activities
Net income (loss)	$(206)	$61	(4,727)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	13,531	5,978	113
Accretion of debt discount	1,339	856	—
Changes to deferred revenue	23,313	—	—
Equity-based compensation expense	16,106	2,372	—
Non-cash contribution for allocated costs	9,478	3,305	—
Non-cash impairment	—	2,483	—
Changes in operating assets and liabilities:
Accounts receivable	(15,069)	(234)	—
Accounts receivable - related party	5,954	(5,928)	(22)
Prepaid and other current assets	2,474	(1,858)	(175)
Accounts payable	(1,072)	383	8
Accounts payable—related party	51	(1,666)	1,988
Other current liabilities	666	(504)	354
Cash provided by (used in) operating activities	56,565	5,248	(2,461)

Investing activities
Property, plant and equipment expenditures	(16,189)	(238,830)	(129,196)
Intangible assets expenditures	(790)	(9,487)	(8,145)
Cash used in investing activities	(16,979)	(248,317)	(137,341)

Financing activities
Proceeds from long-term debt	65,500	156,500	59,459
Payments on long-term debt	(53,500)	(60,500)	—
Payments for debt issuance costs	(64)	(5,024)	(400)
Proceeds from offering	—	223,021	—
Contributions from predecessor’s members	—	103,750	98,214
Distributions to predecessor’s members	—	(165,838)	—
Distributions to unitholders	(45,448)	(13,660)	—
Taxes paid on vested units forfeited	(4,816)	—	—
Costs of the Offering	—	(4,675)	—
Payments for distribution equivalents	(576)	(216)	—
Cash provided by (used in) financing activities	(38,904)	233,358	157,273
Net change in cash and cash equivalents	682	(9,711)	17,471
Cash and cash equivalents—beginning of period	7,760	17,471	—
Cash and cash equivalents—end of period	$8,442	$7,760	$17,471

Supplemental cash flows:
Interest paid, net of capitalized interest	$5,412	$979	$—

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS
1. Organization and Business Operations
Organization
PennTex Midstream Partners, LP (the “Partnership”) is a growth-oriented limited partnership focused on owning, operating, acquiring and developing midstream energy infrastructure assets in North America. Our sponsor, PennTex Midstream Partners, LLC (“PennTex Development”), was formed by members of its original management team and Natural Gas Partners (“NGP”) in 2014 to develop a multi-basin midstream growth platform initially in partnership with oil and natural gas producers affiliated with NGP.
On November 1, 2016, Energy Transfer Partners, L.P. (“Energy Transfer”) acquired from NGP and certain other contributors (i) all of the outstanding membership interests in PennTex Development, (ii) 6,301,596 common units and 20,000,000 subordinated units collectively representing approximately 65% of the outstanding limited partner interests in the Partnership, (iii) all of the outstanding membership interests in the Partnership’s general partner and (iv) 100% of the Partnership’s incentive distribution rights. As a result of such transaction, ETP controls the Partnership.
Business
The Partnership’s initial assets are located in northern Louisiana and were developed in two phases. The first phase of development, referred to as Phase I, was completed in May 2015 and includes the Lincoln Parish plant, a 200 MMcf/d design-capacity, cryogenic natural gas processing plant, and related natural gas gathering and residue gas transportation pipelines. The second phase of development, referred to as Phase II, was completed in September 2015 and includes the Mt. Olive plant, a 200 MMcf/d design-capacity, cryogenic natural gas processing plant, an NGL transportation pipeline and additions to the residue gas pipeline. The Partnership constructed additional gathering facilities in 2016 and expects to pursue other opportunities for organic development and growth as producers in the region continue to increase production.
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying audited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) with the requirements of Form 10-K and Article 3 of Regulation S-X. All subsidiaries are wholly owned and are consolidated. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, these statements include all adjustments necessary for their fair presentation.
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
Accounts Receivable and Allowance for Doubtful Receivables
Accounts receivable relate to gathering, processing and other services provided to natural gas producer customers are recorded in the consolidated balance sheet at their historical carrying amount. At December 31, 2016 there were no accounts receivable with a related party and $5.9 million as of December 31, 2015. There is no historical experience of incurring credit losses.
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
Management reviews property, plant and equipment for impairment periodically and whenever events or changes in circumstances have indicated that the carrying amount of property, plant and equipment might not be recoverable. No impairments were recorded for the year ended December 31, 2016. Based on a periodic review, the Partnership recognized an impairment loss of $2.5 million for surplus carbon dioxide compressors due to their obsolescence as a result of a change in federal regulatory requirements for the year ended December 31, 2015.

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
Asset Retirement Obligations
Accounting standards related to asset retirement obligations require the Partnership to evaluate whether future asset retirement obligations exist and whether the expected retirement date of the related costs of retirement can be estimated. Management has concluded that the assets, which include pipelines, processing plants and related equipment and facilities, will operate for an indeterminate future period when properly maintained. A liability for these asset retirement obligations will be recorded only if and when a future retirement obligation with a determinable economic life is identified. Management intends that the Partnership will operate and maintain its pipelines and processing plants for the foreseeable future. Therefore, management believes that it cannot reasonably estimate the Partnership’s asset retirement obligation as of December 31, 2016 because these assets have indeterminate economic lives.
Revenue Recognition
The Partnership earns revenue from gathering, processing and transportation services provided to its customers. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an exchange arrangement exists, (ii) delivery has occurred or service obligations have been fulfilled, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. For commercial agreements that provide for specific minimum volume commitments and variable rates, the Partnership recognizes revenue based on a weighted average rate over the term of the agreements.
Deferred Revenue
The Partnership’s gas processing agreement with RRC Operating requires RRC Operating to pay a fee based on the volume of gas actually processed, subject to cumulative minimum volume commitments determined with respect to each quarterly period. To the extent that, at the end of any quarterly period, RRC Operating has not delivered the applicable cumulative minimum volume commitment, RRC Operating is required to pay a deficiency fee on the undelivered volumes. The deficiency fee is characterized as unearned revenue, and is reported as deferred revenue in the Consolidated Balance Sheets. Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. See Note 9 - Commitments and Contingencies for further discussion of the gas processing agreement.
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
The Partnership recognizes compensation expense related to equity-based awards granted based on the estimated fair value of the awards on the date of grant (see Note 6—Equity-based Awards). The fair value of the equity-based awards on the grant date is generally recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards.
3. Identifiable Intangible Assets
Identifiable intangible assets, which are subject to amortization, consist of the following (in thousands):

	December 31, 2015
	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$20,373	$352	$20,021
Total		$20,373	$352	$20,021

	December 31, 2016
	Useful Lives (In Years)	Gross Carrying Amount	Accumulated Amortization	Net
Rights-of-way	30	$21,103	$1,039	$20,064
Total		$21,103	$1,039	$20,064
Amortization expense was $0.7 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively. The weighted average remaining useful life of the intangible assets was 28.5 years as of December 31, 2016.
The estimated aggregate amortization of intangible assets for each of the five succeeding fiscal years from December 31, 2016 is set forth below:

Amortization Expense
(in thousands)
Years Ending December 31,
2017	$703
2018	$703
2019	$703
2020	$703
2021	$703
Thereafter	$16,549

4. Property, Plant and Equipment
Property, plant and equipment consists of the following (in thousands):

	Useful Lives (in years)	December 31, 2016	December 31, 2015
Gathering, processing and transportation	30	$376,732	$366,910
Vehicles	5	645	572
Hardware and software	5 to 7	180	148
Other	3 to 7	2,270	1,963
Land	N/A	1,666	1,666
Total		381,493	371,259
Less accumulated depreciation		(18,587)	(5,742)
Net of accumulated depreciation		362,906	365,517
Construction in progress		—	544
Property, plant and equipment		$362,906	$366,061

Depreciation expense was $12.8 million, $5.6 million, and $0.1 million for the years ended December 31, 2016, 2015 and the period from March 17, 2014 (inception) through December 31, 2014, respectively.
5. Long-term Debt
The Partnership’s debt obligations consisted of the following (in thousands) as of the below dates:

	December 31, 2016	December 31, 2015
$275 million MLP revolving credit facility	$168,000	$156,000
Unamortized debt discounts	(4,027)	(5,301)
Total long-term debt	$163,973	$150,699
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
The MLP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict the Partnership’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of the Partnership’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arm’s-length transactions with affiliates and designate certain subsidiaries of the Partnership as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. The Partnership is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x under the MLP revolving credit facility.
As of December 31, 2016, the Partnership had $106.0 million of available borrowing capacity under the MLP revolving credit facility. As of December 31, 2016, the Partnership was in compliance with the covenants under the MLP revolving credit facility.
The borrowed amounts are subject to interest based upon the current consolidated total leverage ratio at the time of the borrowing. At the Partnership’s discretion it can borrow utilizing either Eurodollar loans or Alternate Base Rate (“ABR”) loans. Interest on Eurodollar loans is based on the LIBOR plus an applicable margin that varies between 2.00% and 3.25% based on the consolidated total leverage ratio. Interest on ABR loans is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1.50% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.0% and plus an applicable margin that varies between 1.00% and 2.25% based on the consolidated total leverage ratio. The unused portion of the credit facility is subject to a commitment fee, which is 0.375% multiplied by the amount of the unused commitment. As of December 31, 2016, the weighted average interest rate on outstanding borrowings was 2.9%. The fair value of the long term-debt approximates the carrying amount because the interest rate is variable and reflective of market rates.
The following table sets forth the outstanding borrowings, letters of credit issued and available borrowing capacity under the MLP revolving credit facility as of December 31, 2016 (in thousands):

Total size of the MLP revolving credit facility	$275,000
Less: Outstanding borrowings	168,000
Less: Letters of credit issued	1,000
Available borrowing capacity	$106,000
The Partnership capitalized fees of $2.3 million associated with the MLP revolving credit facility, which was included on the Consolidated Balance Sheet as deferred debt issuance costs as of December 31, 2015. These fees were reclassed to be presented as a reduction of long-term debt based upon the adoption of the applicable FASB guidance described in Note 15,. The total reclass of $1.4 million occurred on January 1, 2016. In addition, the Partnership paid debt origination fees of $4.6 million related to the facilities, which is included on the Consolidated Balance Sheet as a reduction of long-term debt. The Partnership had unamortized debt discount costs of $4.0 million as of December 31, 2016.
Interest
The Partnership incurred interest expense of $6.6 million during the year ended December 31, 2016, of which $0.6 million was included in other current liabilities and none was capitalized in the construction of the Partnership’s assets in property, plant and equipment for the year ended December 31, 2016.
The Partnership incurred interest of $4.9 million during the year ended December 31, 2015, of which $0.7 million was included in other current liabilities and $2.5 million was capitalized in the construction of the Partnership’s assets in property, plant and equipment for the year ended December 31, 2015.
The Partnership incurred interest of $0.5 million during the period from March 17, 2014 (inception) through December 31, 2014, of which $0.1 million was included in other current liabilities and $0.5 million was capitalized in the construction of the Partnership’s assets in property, plant and equipment for such period ended December 31, 2014.
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
Phantom Units Granted
In June 2016, the Partnership granted an aggregate of 361,159 phantom units with a vesting period of three years and corresponding distribution equivalent rights (“DERs”) to employees and officers of the general partner and its affiliates. In connection with the completion of the Offering in June 2015, the Partnership granted an aggregate of 620,200 phantom units with a vesting period of three years and corresponding DERS to employees and officers of the general partner and its affiliates. A phantom unit entitles the grantee to receive a common unit upon the vesting date. Each phantom unit was granted in tandem with a corresponding DER that allows the holder to receive, for each phantom unit held, cash equal to any cash distribution paid on a common unit between the grant date and the date that the phantom units are settled or forfeited. The total value at grant date was $5.8 million and $12.2 million for the 2016 and 2015 grants, respectively, of which the Partnership recorded compensation expense of $15.5 million and $2.3 million during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Partnership had no unrecognized expense related to these LTIP grants. During the year ended December 31, 2016 there were 968,446 phantom units vested, and the Partnership withheld 296,412 of such phantom units to cover withholding taxes of $4.8 million for employees.
In June 2016, the Partnership issued 27,222 phantom units with a vesting period of one year and corresponding DERs to the three independent directors of the general partner. The total value of those grants at the grant date was $0.4 million. In 2015, the Partnership granted 15,000 phantom units with a vesting period of approximately one year and corresponding DERs to the three independent directors of the general partner. The total value of those three grants at the grant dates was $0.3 million. As of December 31, 2016 all of the phantom units were fully vested. During the years ended December 31, 2016 and 2015, the Partnership recorded $0.6 million and $0.1 million, respectively, of compensation expense related to these grants, with no unrecognized expense as of December 31, 2016.
On November 1, 2016, ETP acquired the Partnership’s general partner. The acquisition constituted a change of control under the phantom unit agreements and resulted in the vesting of all outstanding phantom units effective November 1, 2016. As a result, any unrecognized compensation related to the outstanding phantom units was immediately recognized.
The following table summarizes the changes in the phantom units outstanding for the year ended December 31, 2016:

	Year Ended December 31, 2016
	Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period
Beginning of period	635,200	$19.63	0.4 years
Granted	388,381	$16.09	1.4 years
Vested	1,010,668	$18.51	—
Forfeited	12,913	$18.16	—
End of period	—	$—	—
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
Minimum Quarterly Distribution
The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides for a minimum quarterly distribution of $0.2750 per unit for each quarter, or $1.10 per unit on an annualized basis. The payment of the full minimum quarterly distribution on the outstanding common units and subordinated units requires the Partnership to have cash available for distribution of $11.2 million per quarter, or $44.8 million per year.
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
Subordinated Units
The Partnership has 20,000,000 subordinated units outstanding, all of which are owned directly or indirectly by ETP. The principal difference between the common units and subordinated units is that, for any quarter during the subordination period, holders of the subordinated units are not entitled to receive any distribution from operating surplus until the common units have received the minimum quarterly distribution from operating surplus for such quarter plus any arrearages in the payment of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages. When the subordination period ends, all of the subordinated units will convert into an equal number of common units.
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

Cash Distributions to Unitholders
The following table summarizes the Partnership’s declared quarterly cash distributions with respect to the quarter indicated (dollars in thousands, except per unit amounts):

		Distributions				Distribution per Limited Partner Unit
Three Months Ended		Common Units	Subordinated Units	Incentive Distribution Rights
	Date Paid				Total
December 31, 2016(1)	February 14, 2017	$6,111	$5,900	$0	$12,011	$0.2950
September 30, 2016	November 14, 2016	$6,111	$5,900	$0	$12,011	$0.2950
June 30, 2016	August 12, 2016	$5,744	$5,692	$0	$11,436	$0.2846
March 31, 2016	May 13, 2016	$5,501	$5,500	$0	$11,001	$0.2750
December 31, 2015	February 12, 2016	$5,500	$5,500	$0	$11,000	$0.2750
September 30, 2015	November 13, 2015	$5,500	$5,500	$0	$11,000	$0.2750
June 30, 2015	August 15, 2015	$1,330	$1,330	$0	$2,660	$0.0665
March 31, 2015	N/A	N/A	N/A	N/A	N/A	N/A
(1) On January 25, 2017, the Partnership announced a distribution of $0.2950 per unit for the three months ended December 31, 2016. The distribution will be paid on February 14, 2017 to unitholders of record as of February 7, 2017.
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

The following table illustrates the Partnership’s calculation of net income per unit for the year ended December 31, 2016 and 2015:

	Year Ended December 31, 2016	Year Ended December 31, 2015(1)
	(in thousands)
Partnership’s interest in net income	$(206)	$61
Less: Net income (loss) attributable to general partner	(9,478)	(9,989)
Net income attributable to the limited partners'	9,272	10,050
Less:
Distribution declared on IDRs(2)	—	—
Payments for distribution equivalents (2)(3)	841	390
Limited partners’ distribution declared on common units(2)	23,466	12,330
Limited partners’ distribution declared on subordinated units(2)	22,992	12,330
Distribution less than (in excess of) net income (loss) attributable to the Partnership	(38,027)	(15,000)
Distribution less than (in excess of) net income (loss) attributable to equity-based awards	(678)	(234)
Distribution less than (in excess of) net income (loss) attributable to limited partners	$(37,349)	$(14,766)
(1)For the period from June 9, 2015 to December 31, 2015.
(2)Distribution declared attributable to the periods indicated.
(3)Represents DERs declared in respect of phantom units.

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Year Ended December 31, 2016
Net income (loss) attributable to the limited partner unitholders:
Distribution declared(1)	$—	$23,466	$22,992	$46,458
Distribution less than (in excess of) net income (loss) attributable to the Partnership	—	(18,890)	(18,459)	(37,349)
Net income (loss) attributable to the limited partner unitholders	$—	$4,576	$4,533	$9,109

Weighted average common units outstanding:
Basic	—	20,189,810	20,000,000	40,189,810
Diluted	—	20,189,810	20,000,000	40,189,810

Net income per common unit:
Basic		$0.23	$0.23
Diluted		$0.23	$0.23

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Year Ended December 31, 2015
Net income (loss) attributable to the limited partner unitholders:
Distribution declared(1)	$—	$12,330	$12,330	$24,660
Distribution less than (in excess of) net income (loss) attributable to the Partnership subsequent to the Offering	—	(7,383)	(7,383)	(14,766)
Net income attributable to the limited partner unitholders(2)	$—	$4,947	$4,947	$9,894

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income per common unit:
Basic		$0.25	$0.25
Diluted		$0.25	$0.25
(1)Distribution declared attributable to the periods indicated.
(2)For the period from June 9, 2015 to December 31, 2015.
9. Commitments and Contingencies
Contractual Commitments
Gas Processing Agreement
The Partnership is a party to a 15-year gas processing agreement with RRC Operating to provide natural gas processing services at the Partnership’s processing plants. The initial term of the processing agreement commenced on June 1, 2015 and will end on October 1, 2030. Under the processing agreement, RRC Operating has agreed to deliver a minimum volume of gas for processing through the term of the agreement measured on a cumulative basis based on specified daily minimum volume thresholds. The daily minimum volume threshold was initially 115,000 MMBtu/d and increased to 345,000 MMBtu/d effective October 1, 2015. On July 1, 2016, RRC Operating’s daily minimum volume threshold increased to 460,000 MMBtu/d and is effective through June 30, 2026. During the first five years of this ten-year period, RRC Operating may from time to time, upon nine months’ notice, increase the daily minimum volume threshold in increments of 57,500 MMBtu/d up to an aggregate additional 230,000 MMBtu/d, subject to available capacity. On July 1, 2026, RRC Operating’s daily minimum volume thresholds will return to 345,000 MMBtu/d until June 1, 2030, after which it will decrease to 115,000 MMBtu/d through the remainder of the initial term of the processing agreement. Any volumes of gas delivered up to the then-applicable daily minimum volume threshold are considered firm reserved gas and are charged the firm fixed-commitment fee, and any volumes delivered in excess of such threshold are considered interruptible volumes and are charged the interruptible-service fixed fee. Pursuant to the processing agreement, RRC Operating must pay a deficiency payment based on the firm-commitment fixed fee with respect to a particular quarterly period if the cumulative minimum volume commitment as of the end of such period exceeds the sum of (i) the cumulative volumes processed under the processing agreement (or credited with respect to plant interruptions) as of the end of such period plus (ii) volumes corresponding to deficiency payments incurred prior to such period. RRC Operating may utilize these deficiency payments as a credit for fees owed to the Partnership only to the extent it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. Additionally, all volumes delivered by RRC Operating in excess of the minimum volume commitment in a quarterly period apply against and reduce, on a one-for-one basis, the cumulative minimum volume commitment used to calculate deficiency payments for future quarterly periods. Deficiency payments are recorded as deferred revenue since RRC Operating may utilize these deficiency payments as credit for fees owed if it has delivered the total minimum volume commitment under the processing agreement within the initial 15-year term of the agreement. The Partnership will recognize deficiency payments into revenue once all contingencies or potential performance obligations associated with the related volumes have either (i) been satisfied through the processing of future excess volumes of natural gas, or (ii) expired (or lapsed) through the passage of time pursuant to the terms of the processing agreement. Additionally, the gas processing agreement requires RRC Operating to reimburse a portion of the Partnership’s electricity expenses for electric compression at the processing plants.
On August 5, 2015, the parties amended the processing agreement to provide that RRC Operating may use the $0.5 million deficiency payment incurred with respect to the initial quarterly period, which began on June 1, 2015 and ended June 30, 2015, as a credit against processing fees owed to PennTex Operating for corresponding volumes of gas processed in excess of 161,000 MMBtu/d (on an average basis) for the three months ended September 30, 2015 and 345,000 MMBtu/d (on an average basis) for the three months ended December 31, 2015. The Partnership recognized all of the June 2015 deficiency payment into revenue during the year ended December 31, 2015 as fee credits for processed volumes or upon expiration of unused processing fee credits as of December 31, 2015 in accordance with the amended agreement.
Gas Gathering Agreement
The Partnership is party to a gathering agreement with RRC Operating that commenced on December 20, 2014 and will remain in effect until June 1, 2030. The gathering agreement provides for the gathering of RRC Operating’s processable natural gas for delivery through the Partnership’s gathering pipeline to the Partnership’s processing plants (or delivery to DCP Midstream as described below). RRC Operating pays fees for gathering services provided by the Partnership, including a firm capacity reservation payment and a usage fee component that is subject to a minimum volume commitment. For the period from June 1, 2015 through November 30, 2019, (i) the firm capacity reservation payment is based on a daily capacity of 460,000 MMBtu/d (subject to certain credits relating to the availability of gathering capacity), calculated monthly, and (ii) the usage fee is based on volumes delivered into the gathering system, subject to a deficiency fee based on a specified minimum volume commitment that is calculated and paid on an annual basis. The specified minimum gathering volume commitment upon which the deficiency fee calculation is based equals RRC Operating’s then applicable daily minimum volume threshold under the processing agreement (excluding any optional increases by RRC Operating). Accordingly, the specified minimum gathering volume commitment will not be less than 115,000 MMBtu/d nor more than 460,000 MMBtu/d. Beginning December 1, 2019 through the end of the gathering agreement term, all volumes will be subject to a usage fee, subject to the deficiency fee and minimum volume commitment described above, and no firm capacity reservation payment will apply.
In addition, the gathering agreement provides for the delivery of RRC Operating’s rich natural gas, on an interruptible basis, to facilities operated by DCP Midstream Partners, LP for a specified usage fee. Gathering volumes delivered to such facilities are not subject to a deficiency fee or a minimum volume commitment but apply against the volume delivery requirements for purposes of the minimum volume commitment under the gathering agreement.
Gas Transportation Agreement
The Partnership is party to a 15-year natural gas transportation agreement with RRC Operating that commenced on June 1, 2015. The gas transportation agreement provides for the transportation of residue gas through the Partnership’s residue gas pipeline from the outlet of the Partnership’s processing plants to delivery points at interconnections with third-party natural gas transportation pipelines. RRC Operating pays a usage fee for all volumes transported under the gas transportation agreement. On February 3, 2016, the agreement was amended to provide a monthly fee for priority firm service for the first 100,000 MMBtu/d of residue gas delivered for transportation by RRC Operating for a ten year period beginning January 1, 2016. The gas transportation agreement includes a plant tailgate dedication pursuant to which all of RRC Operating’s residue gas produced from the Partnership’s processing plants are delivered for transportation on the Partnership’s residue gas pipeline.
Transportation Service Agreement
The Partnership is party to a 15-year NGL transportation services agreement with RRC Operating that commenced on October 1, 2015. The NGL transportation agreement provides for the transportation of NGLs through the Partnership’s NGL pipeline from the outlet of the Partnership’s processing plants to a delivery point connecting to DCP Midstream’s Black Lake pipeline in Ada, Louisiana. RRC Operating pays a usage fee for all volumes transported under the NGL transportation agreement. The NGL transportation agreement includes a plant tailgate dedication pursuant to which all of RRC Operating’s NGLs produced from the Partnership’s processing plants are delivered for transportation on the Partnership’s NGL pipeline. The NGL transportation agreement is subject to the terms of a tariff filed with FERC.
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
 Additionally, the Partnership pays an administrative fee to PennTex Development for the provision of various management and administrative services for the Partnership’s benefit, including executive services , financial and administrative services (including treasury and accounting), information technology, legal services, health, safety and environmental services, human resources services, business development services, investor relations and government relations, tax matters and insurance administration. The administrative fee is paid monthly and, for the year ended December 31, 2015, was calculated as follows: (i) for the period from June 9, 2015 to and including June 30, 2015, the administrative fee was $2,778 per day; (ii) for each month following June 30, 2015 and including September 2015, the month in which the Mt. Olive plant commenced commercial operations, the administrative fee was $83,333 per month; and (iii) for each month during the remainder of 2015, the administrative fee was $166,667. For each month during the first six months of the 2016 fiscal year, the administrative fee will be $250,000 and for each month during the last six months of the 2016 fiscal year, the administrative fee was $333,333. With respect to the 2017 fiscal year and each subsequent year through the end of the term of the services and secondment agreement, PennTex Development and the general partner will negotiate in good faith and mutually agree on an annual administrative fee for the upcoming year, which will be payable in equal monthly installments. If they are unable to agree on the amount of such administrative fee on or prior to December 1 of the preceding year, then such administrative fee will equal the administrative fee for the preceding year as increased by a percentage equal to the change in the producer price index over the previous 12 months. The administrative fees for the 2017 fiscal year will be $4.1 million.
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
Legal Proceedings
The Partnership may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. Management regularly analyzes current information and, as necessary, will provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2016, there were no threatened or pending legal matters that would have a material impact on the Partnership’s results of operations, financial position or cash flows.
10. Related-Party Transactions
Operational, General and Administrative Services
The Partnership does not have employees and the officers of the general partner manage the operations and activities of the Partnership. All operational, general and administrative responsibilities are performed by employees of PennTex Management pursuant to the services and secondment agreement and for which the Partnership reimburses or pays a specified administrative fee to PennTex Management, which is settled in cash monthly. In addition, the Partnership is allocated additional general and administrative expenses to the extent that the administrative fee paid under the services and secondment agreement is less than the Partnership’s share of PennTex Development’s overall general and administrative expenses, which allocation is not payable in cash and is recorded as a non-cash general and administrative expense of the Partnership. The non-cash general and administrative expense is recorded as a non-cash contribution to the Partnership by the general partner. The Partnership’s allocated general and administrative expenses and operating and maintenance expenses consist of the following (in thousands):

	Year Ended December 31,		Period from March 17, 2014 (Inception) through December 31, 2014
	2016	2015
Allocated general and administrative expenses:
Cash	$3,500	$4,342	$3,692
Non-cash	7,870	3,305	—
Operating and maintenance expenses:
Direct costs	5,053	3,124	—
Non-cash allocated costs	1,608	—	—
Total	$18,031	$10,771	$3,692
The Partnership had outstanding accounts payable to PennTex Development of $0.6 million and $0.5 million as of December 31, 2016 and 2015, respectively.

Commercial Contracts
The Partnership has entered into commercial agreements with RRC Operating for the gathering, processing and transportation of natural gas and NGLs (see Note 9 Commitments and Contingencies). In addition, the Partnership is party to an interruptible gathering and processing agreement with WildHorse Resources II, LLC (“WHR II”) pursuant to which the Partnership gathers and process natural gas for WHR II for a fee and purchases the NGLs resulting from such processing at prevailing market prices. During the period from March 17, 2014 (inception) through December 31, 2014, the Partnership reported $22 thousand of revenue attributable to commercial agreements with related parties, and $52.0 million and $32.6 million for the years ended December 31, 2016 and 2015. As of December 31, 2015, the Partnership had accounts receivable from RRC Operating considered a related party on the Consolidated Balance Sheet of $5.9 million, and none as of December 31, 2016. As of December 31, 2015, there was $0.3 million included in accounts payable - related party on the Consolidated balance sheet due to RRC Operating.
Under the Partnership’s interruptible gathering and processing agreements with its customers, the Partnership takes ownership of NGLs from time to time, then sells such NGLs to BP Energy at prevailing market prices. A non-employee member of the board of directors of the general partner is the Chief Executive Officer of BP US Lower 48 Onshore, an affiliate of BP Energy. During the year ended December 31, 2016, the Partnership sold approximately $4.1 million of NGLs to BP Energy, which are included as revenue on the statement of operations.
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
As disclosed in Note 2 Summary of Significant Accounting Policies-Revenue Recognition, the Partnership has entered into long-term commercial agreements with RRC Operating. RRC Operating accounted for 94% and 98% of the Partnership’s total revenues for the year ended December 31, 2016 and 2015, respectively. The Partnership is potentially exposed to concentration of business and credit risk primarily through the Partnership’s commercial agreements with RRC Operating. The Partnership monitors the creditworthiness of RRC Operating, and the Partnership has not experienced any collectability issues with RRC Operating.
12. Employee Costs
Employees of PennTex Development who directly or indirectly support the Partnership’s operations have historically participated in defined contribution benefit plans sponsored by PennTex Development, which included other subsidiaries of PennTex Development. For the years ended December 31, 2016 and 2015, $0.4 million and $0.3 million, respectively, was expensed by PennTex Development in matching employee contributions. These costs to PennTex Development support the Partnership’s operations and management and as such a portion of such costs is allocated to the Partnership. The defined contribution benefit plan became effective on January 1, 2015 and accordingly there were no costs under such plan for the period from March 17, 2014 (inception) through December 31, 2014. These costs are included in both general and administrative and operating and maintenance expenses on the Consolidated Statements of Income.
In connection with the acquisition of PennTex Development by ETP in November 2016, PennTex Development recognized severance expenses for certain employees who were terminated or will be terminated following a specified a transition period. These employees provided services to the Partnership and such severance expense was accordingly allocated to the Partnership. For the year ended December 31, 2016, the Partnership was allocated severance expenses of $3.7 million, of which $2.3 million is included general and administrative expense and $1.3 million is included in operating and maintenance expense on the Consolidated Statements of Income.
Additionally, the acquisition of PennTex Development by ETP resulted in accelerated vesting of equity compensation by PennTex Development, a portion of which was allocated to the Partnership. For the year ended December 31, 2016, the Partnership was allocated equity compensation expense from PennTex Development of $2.6 million, of which $2.3 million is included general and administrative expense and $0.3 million is included in operating and maintenance expense on the Consolidated Statements of Income.

13. Income Taxes
The Partnership is not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on the Partnership’s net income generally are borne by the partners through the allocation of taxable income. As of December 31, 2016 and 2015, the Partnership recorded no liability reported for unrecognized tax benefits and no interest or penalties related to income taxes for the year ended December 31, 2016 and 2015 and the period from March 17, 2014 (inception) through December 31, 2014.
14. Selected Quarterly Financial Data (Unaudited)
The following tables summarize the unaudited quarterly statements for the Partnership:

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Total revenues	$17,649	$19,153	$22,184	$18,367
Operating income (loss)	$5,330	$5,788	$7,406	$(12,109)	(1)
Net income (loss)	$3,517	$4,168	$5,828	$(13,721)	(1)
Net (loss) income allocable to limited partners	$3,517	$4,168	$5,828	$(13,721)	(1)
Basic net (loss) income per unit	$0.12	$0.13	$0.16	$(0.18)
Diluted net (loss) income per unit	$0.12	$0.13	$0.16	$(0.18)
(1) Includes the following non-recurring items that occurred during the three months ended December 31, 2016: a) severance expense of $3.7 million, b) accelerated vesting of outstanding LTIP awards of $11.6 million, and c) non-cash equity compensation expense allocated from PennTex Development of $2.6 million.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Total revenues	$229	$2,696	$11,225	$19,069
Operating income (loss)	$(3,063)	$(4,082)	$2,481	$7,130
Net income (loss)	$(3,063)	$(4,170)	$2,020	$5,275
Net (loss) income allocable to limited partners	$—	$(550)	$2,020	$5,275
Basic net (loss) income per unit	$—	$(0.01)	$0.09	$0.17
Diluted net (loss) income per unit	$—	$(0.01)	$0.09	$0.17

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Total revenues	$—	$—	$—	$22
Operating income (loss)	$(125)	$(1,259)	$(1,366)	$(1,977)
Net income (loss)	$(125)	$(1,259)	$(1,366)	$(1,977)
Net (loss) income allocable to limited partners	$—	$—	$—	$—
Basic net (loss) income per unit	$—	$—	$—	$—
Diluted net (loss) income per unit	$—	$—	$—	$—
15. New Accounting Standards
Adopted Standards
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
In April 2015, the FASB issued authoritative guidance that clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, with earlier adoption permitted. This guidance was adopted effective January 1, 2016. The adoption of this guidance did not have an impact on the consolidated financial position.
In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate, for each reporting period, whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This guidance is effective for annual reporting periods ending after December 15, 2016, and for annual periods and interim periods thereafter, with earlier adoption permitted. The adoption of this guidance did not have an impact on the consolidated financial position, results of operations or cash flows.
Standards Issued but not Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) amended its guidance on revenue recognition. The core principle of those accounting standards updates (“ASU”) is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with earlier adoption permitted for interim and annual periods beginning after December 15, 2016. This guidance may be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership anticipates adopting this guidance in the first quarter of 2018 and is currently evaluating the impact on its consolidated financial statements.The Partnership plans to apply the modified retrospective method. The Partnership is currently evaluating the impact of this pronouncement on its consolidated financial statements.
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
In August 2016, the FASB issued authoritative guidance to reduce the diversity of reporting on statements of cash flows. This amendment is intended to reduce diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance for several specific cash flow issues. This guidance becomes effective for fiscal years beginning after December 15, 2017 and, therefore, the Partnership will adopt this pronouncement January 1, 2019. The Partnership is currently evaluating the impact of this pronouncement on its consolidated financial statements.
In January 2017, the FASB issued authoritative guidance clarifying the definition of a business . This clarification is intended to reduce the broad application of accounting guidance that may be overly burdensome and costly. This guidance becomes effective for fiscal years beginning after December 15, 2017, including interim periods. The Partnership expects to adopt this pronouncement January 1, 2019 on a prospective basis. The Partnership is currently evaluating the impact of this pronouncement on its consolidated financial statements.