Form 10-Q
period 2017-03-31
PennTex Midstream Partners, LP
filed 2017-05-04
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-37412
PennTex Midstream Partners, LP
(Exact name of registrant as specified in its charter)

Delaware	47-1669563
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8111 Westchester Drive, Suite 600 Dallas, Texas	75225
(Address of principal executive offices)	(Zip Code)

(832) 456-4000
(Registrant’s telephone number, including area code)

11931 Wickchester Lane, Suite 300 Houston, Texas	77043
(Former address, if changed since last report.)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes    ☒    No     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes    ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 1, 2017, the registrant had 20,714,256 common units and 20,000,000 subordinated units outstanding.

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
MDth: A thousand dekatherms, which is a unit of energy equal to 10,000 therms or one billion Btus.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this quarterly report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and those set forth from time to time in our filings with the Securities and Exchange Commission (the “SEC”), which are available through our website at www.penntex.com and through the SEC’s website at www.sec.gov. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our primary customer’s inability to successfully execute its drilling and development plan in northern Louisiana on a timely basis or at all;

•	our ability to successfully implement our business strategy;

•	realized natural gas, NGL and oil prices;
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to our midstream business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures and the other risks referenced under “Risk Factors” in Item 1A of the 2016 Form 10-K.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED BALANCE SHEET
(in thousands, except outstanding units)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$4,490	$8,442
Accounts receivable	17,373	15,225
Other receivables	118	112
Materials and supplies	2,813	2,391
Prepaid and other current assets	275	371
Total current assets	25,069	26,541
Property, plant and equipment, net	359,766	362,906
Intangible assets, net	19,767	20,064
Total non-current assets	379,533	382,970
Total assets	$404,602	$409,511

Liabilities
Current liabilities:
Accounts payable	$385	$224
Accounts payable—related party	3,400	626
Other current liabilities	3,113	3,198
Total current liabilities	6,898	4,048
Long-term debt, net	152,809	163,973
Deferred revenues	32,832	23,313
Other non-current liabilities	90	90
Total liabilities	192,629	191,424

Equity
Partners’ equity:
Limited Partners:
Common units (20,714,256 units issued and outstanding as of March 31, 2017 and December 31, 2016)	215,712	218,821
Subordinated units (20,000,000 units issued and outstanding as of March 31, 2017 and December 31, 2016)	(3,739)	(734)
General partner	—	—
Total equity	211,973	218,087
Total liabilities and equity	$404,602	$409,511
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per unit amounts)

	Three months ended March 31,
	2017	2016
Revenues	$17,071	$17,649

Operating expenses:
Cost of revenues	2,688	2,192
General and administrative expense	1,672	3,935
Operating and maintenance expense	1,484	2,619
Depreciation and amortization expense	3,435	3,346
Taxes other than income taxes	281	227
Total operating expenses	9,560	12,319
Operating income	7,511	5,330
Interest expense, net	1,615	1,813
Net income	$5,896	$3,517

Earnings per common unit:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Weighted average common and common equivalent units outstanding:
Basic	20,714,256	20,000,000
Diluted	20,714,256	20,000,000

Cash distribution declared per unit	$0.2950	$0.2750

The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2017	2016
Operating activities
Net income	$5,896	$3,517
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	3,435	3,346
Accretion of debt discount	336	332
Equity-based compensation expense	—	1,151
Non-cash contribution for general and administrative expense	—	1,157
Changes in deferred revenue, net	9,520	4,116
Changes in operating assets and liabilities:
Accounts receivable	(2,139)	(384)
Accounts receivable - related party	(9)	(4,401)
Prepaid and other current assets	(331)	2,313
Accounts payable	161	(444)
Accounts payable - related party	2,773	227
Other liabilities	(84)	812
Cash provided by operating activities	19,558	11,742

Investing activities
Property, plant and equipment expenditures	—	(9,386)
Intangible assets expenditures	—	(45)
Cash used in investing activities	—	(9,431)

Financing activities
Proceeds from long-term debt	—	14,500
Payments on long-term debt	(11,500)	(11,500)
Payments for debt issuance costs	—	(10)
Distributions to unitholders	(12,010)	(11,000)
Phantom units surrendered to pay taxes	—	(174)
Cash used in financing activities	(23,510)	(8,184)
Net change in cash and cash equivalents	(3,952)	(5,873)
Cash and cash equivalents—beginning of period	8,442	7,760
Cash and cash equivalents—end of period	$4,490	$1,887

Supplemental cash flows:
Interest paid, net of capitalized interest	$1,619	$1,583
The accompanying notes are an integral part of these financial statements.

PENNTEX MIDSTREAM PARTNERS, LP
UNAUDITED STATEMENT OF CHANGES IN EQUITY
(in thousands)

	General Partner	Common Units	Subordinated Units	Total
Balance at December 31, 2016	$—	$218,821	$(734)	$218,087
Distributions to unitholders	—	(6,110)	(5,900)	(12,010)
Net income	—	3,001	2,895	5,896
Balance at March 31, 2017	$—	$215,712	$(3,739)	$211,973

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
On November 1, 2016, Energy Transfer Partners, L.P. (“Energy Transfer”) acquired from NGP and certain other contributors (i) all of the outstanding membership interests in PennTex Development, (ii) 6,301,596 common units and 20,000,000 subordinated units collectively representing approximately 64.6% of the outstanding limited partner interests in the Partnership, (iii) all of the outstanding membership interests in the Partnership’s general partner and (iv) 100% of the Partnership’s incentive distribution rights. As a result of such transaction, ETP controls the Partnership. During the three months ended March 31, 2017, Energy Transfer purchased an additional 400,000 common units, on the open market, increasing their total investment to 65.6% of the outstanding limited partner interests in the Partnership.
In April 2017, Energy Transfer merged with a subsidiary of Sunoco Logistics Partners L.P., at which time Energy Transfer changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” References to “Energy Transfer” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the merger and the combined entity subsequent to the merger.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the requirements of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these statements include all adjustments (consisting of only normal recurring accruals, unless otherwise disclosed in this quarterly report) necessary for their fair presentation. The accompanying unaudited interim consolidated financial statements do not include all notes that would be included in the Partnership’s annual financial statements and therefore should be read in conjunction with the historical audited financial statements of PennTex Operating and the footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).
The statement of operations included in the accompanying unaudited consolidated financial statements also includes expense allocations for certain partnership functions performed by PennTex Development, including allocations of general

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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
Deferred Revenue
The Partnership’s processing agreement with RRC Operating requires RRC Operating to pay a fee based on the volume of gas actually processed, subject to a cumulative minimum volume commitment that is measured as of the end of each quarterly period. To the extent that RRC Operating has not delivered the applicable cumulative minimum volume commitment as of the end of a quarterly period, RRC Operating is required to pay a deficiency fee to the Partnership. The amount paid to the Partnership as a deficiency fee is characterized as unearned revenue. The Partnership invoices RRC Operating based upon the applicable rates specified in the processing agreement for the services provided and recognizes revenue based on a weighted average rate over the term of the agreement. The excess of the fees invoiced under the processing agreement compared to the fees recognized as revenue are characterized as unearned revenue. Unearned revenue is reported as deferred revenue on the Consolidated Balance Sheet.
Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. As of March 31, 2017, the Partnership had deferred revenue of $32.8 million, of which $9.5 million was generated during the three months ended March 31, 2017. As of December 31, 2016, the Partnership had $23.3 million deferred revenue.
Accounting Policies
The accounting policies followed by the Partnership are set forth in Note 2—Summary of Significant Accounting Policies in the 2016 Form 10-K.  The accompanying unaudited consolidated financial statements include all of the Partnership’s accounts and the accounts of its subsidiaries. There were no significant changes to the Partnership’s accounting policies during the three months ended March 31, 2017.
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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

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
In August 2016, the FASB issued authoritative guidance to reduce the diversity of reporting on statements of cash flows. This amendment is intended to reduce diversity in practice as to how certain cash receipts and cash payments are presented and classified in the statement of cash flows by providing guidance for several specific cash flow issues. This guidance becomes effective for fiscal years beginning after December 15, 2017 and, therefore, the Partnership will adopt this pronouncement January 1, 2018. The Partnership is currently evaluating the impact of this pronouncement on its consolidated financial statements.
3. Long-term Debt
The Partnership’s debt obligations consisted of the following (in thousands) as of the below dates:

	March 31, 2017	December 31, 2016
$275 million MLP revolving credit facility	$156,500	$168,000
Unamortized debt issuance costs	(3,691)	(4,027)
Total long-term debt	$152,809	$163,973
$275 million MLP revolving credit facility
On December 19, 2014, the Partnership entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that became effective in June 2015 and matures on December 19, 2019 (the “MLP revolving credit facility”). The agreement provides for a $275 million credit commitment that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. The Partnership’s assets are pledged as collateral for this credit facility.
The MLP revolving credit facility contains various covenants and restrictive provisions that, among other things, limit or restrict the Partnership’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of the Partnership’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arms-length transactions with affiliates and designate certain subsidiaries of the Partnership as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. The Partnership is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x with respect to the fiscal quarter ending March 31, 2017.
As of March 31, 2017, the Partnership had $117.5 million of available borrowing capacity under the MLP revolving credit facility. As of March 31, 2017, the Partnership was in compliance with the covenants under the MLP revolving credit facility.
The borrowed amounts are subject to interest based upon the current consolidated total leverage ratio at the time of the borrowing. At the Partnership’s discretion it can borrow utilizing either Eurodollar loans or Alternate Base Rate (“ABR”) loans. Interest on Eurodollar loans is based on the LIBOR plus an applicable margin that varies between 2.0% and 3.25% based on the consolidated total leverage ratio. Interest on ABR loans is equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Federal Funds Effective Rate in effect on such day plus 1.5% and (c) the Adjusted LIBOR for a one-month interest period on such day plus 1.0% and plus an applicable margin that varies between 1.00% and 2.25% based on the consolidated total leverage ratio. The unused portion of the credit facility is subject to a commitment fee, which is 0.375% multiplied by the amount of the unused commitment. As of March 31, 2017, the weighted average interest rate on outstanding borrowings was 2.8%. The fair value of the long-term debt approximates the carrying amount because the interest rate is variable and reflective of market rates.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

The following table sets forth the outstanding borrowings, letters of credit issued and available borrowing capacity under the MLP revolving credit facility as of March 31, 2017 (in thousands):

Total borrowing capacity	$275,000
Less: Outstanding borrowings	156,500
Less: Letters of credit issued	1,000
Available borrowing capacity	$117,500
4. Partnership and Equity Distributions
Quarterly Distribution
The First Amended and Restated Agreement of Limited Partnership of the Partnership (the “Partnership Agreement”) provides for a minimum quarterly distribution of $0.2750 per unit for each quarter, or $1.10 per unit on an annualized basis. On April 26, 2017, the Partnership announced a distribution of $0.2950 per unit for the first quarter of 2017. This distribution will be paid on May 12, 2017 to unitholders of record on May 5, 2017.
5. Earnings per Unit
The following table illustrates the Partnership’s calculation of net income per unit for the three months ended March 31, 2017:

	Three months ended March 31,
	2017	2016
	(in thousands, except unit and per unit amounts)
Net income	$5,896	$3,517
Less: Net loss attributable to general partner	—	(1,157)
Net income attributable to the Partnership	5,896	4,674
Less:
Payments for distribution equivalents (2)	—	174
Limited partners’ distribution declared on common units(1)	6,110	5,501
Limited partners’ distribution declared on subordinated units(1)	5,900	5,500
Distribution in excess of net income attributable to the Partnership	(6,114)	(6,501)
Distribution in excess of net income attributable to equity-based awards	—	(101)
Distribution in excess of net income attributable to partners	$(6,114)	$(6,400)
(1)Distribution declared on April 26, 2017, attributable to the first quarter of 2017.
(2)Represents Distribution Equivalent Rights (the “DERs”) paid in respect of phantom units.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three Months Ended March 31, 2017
Net income attributable to the limited partner unitholders:
Distribution declared(1)	$—	$6,110	$5,900	$12,010
Distribution in excess of net income attributable to partners	—	(3,111)	(3,003)	(6,114)
Net income attributable to limited partners	$—	$2,999	$2,897	$5,896

Weighted average common units outstanding:
Basic	—	20,714,256	20,000,000	40,714,256
Diluted	—	20,714,256	20,000,000	40,714,256

Net income per common unit:
Basic		$0.14	$0.14
Diluted		$0.14	$0.14
(1)Distribution declared on April 26, 2017 attributable to the period indicated; includes distribution to be paid in respect of common units issued and outstanding as of the distribution record date of May 5, 2017.

	General Partner	Limited Partners— Common Units	Limited Partners— Subordinated Units	Total
	(in thousands, except unit and per unit amounts)
Three months ended March 30, 2016
Net income attributable to the limited partner unitholders:
Distribution declared	$—	$5,500	$5,500	$11,000
Distribution in excess of net income attributable to partners	—	(3,200)	(3,200)	(6,400)
Net income attributable to partners	$—	$2,300	$2,300	$4,600

Weighted average common units outstanding:
Basic	—	20,000,000	20,000,000	40,000,000
Diluted	—	20,000,000	20,000,000	40,000,000

Net income per common unit:
Basic		$0.12	$0.12
Diluted		$0.12	$0.12
6. Commitments and Contingencies
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
Legal Proceedings
The Partnership may from time to time be involved as a party to various legal proceedings that are incidental to the ordinary course of business. The Partnership regularly analyzes current information and, as necessary, will provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of March 31, 2017, there are no pending legal matters that would have a material impact on the results of operations, financial position or cash flows.

7. Related-Party Transactions
Operational, General and Administrative Services
The Partnership does not have employees, and the officers of the general partner manage the operations and activities of the Partnership. All operational, general and administrative responsibilities are performed by employees of Energy Transfer pursuant to the services and secondment agreement and for which the Partnership reimburses or pays a specified administrative fee to Energy Transfer, which is settled in cash monthly. The administrative fee was $250,000 per month during the first six months of the year ended December 31, 2016 and was $333,333 per month during the last six months of the year ended

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO FINANCIAL STATEMENTS

December 31, 2016. Beginning January 1, 2017, the administrative fee is subject to renegotiation. Beginning January 1, 2017, the administrative fee is $338,000 per month. The Partnership is also required to reimburse PennTex Development and its affiliates for all other direct or allocated costs and expenses incurred by them on the Partnership’s behalf under the services and secondment agreement.
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

	Three months ended March 31,
	2017	2016
Allocated general and administrative expenses:
Cash	$1,000	$750
Non-cash	—	1,157
Operating and maintenance expenses	730	1,152
Total	$1,730	$3,059
The Partnership had outstanding accounts payable to affiliates of $3.4 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively.
8. Concentrations of Risk
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
The Partnership has entered into long-term commercial agreements with RRC Operating. RRC Operating accounted for 86% and 97% of the Partnership’s total revenues for the three months ended March 31, 2017 and 2016, respectively. The Partnership is potentially exposed to concentration of business and credit risk primarily through the Partnership’s commercial agreements with RRC Operating. Management monitors the creditworthiness of RRC Operating, and the Partnership has not experienced any collectability issues with RRC Operating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the historical financial statements and related notes included in Part I, Item 1 of this quarterly report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. Please read “Cautionary Statement Regarding Forward-Looking Statements” on page ii of this quarterly report Also, please read the risk factors and other cautionary statements described under “Risk Factors” in Item 1A of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”)included elsewhere in this report. We do not undertake any obligation to update any forward-looking statements except as otherwise required by applicable law.
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
On November 1, 2016, ETP acquired from NGP and certain other contributors (i) all of the outstanding membership interests in PennTex Development, (ii) 6,301,596 common units and 20,000,000 subordinated units collectively representing approximately 65% of the outstanding limited partner interests in the Partnership, (iii) all of the outstanding membership interests in our general partner and (iv) all of the Partnership’s incentive distribution rights. As a result of such transaction, ETP owns our general partner and controls the Partnership. During the three months ended March 31, 2017, Energy Transfer purchased an additional 400,000 common units on the open market, increasing their total investment to 66% of the outstanding limited partner interests in the Partnership.
In April 2017, Energy Transfer merged with a subsidiary of Sunoco Logistics Partners L.P., at which time Energy Transfer changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” References to “Energy Transfer” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the merger and the combined entity subsequent to the merger.
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
Our Operations
We generate substantially all of our revenues pursuant to long-term, fee-based commercial agreements with Range Resources Corporation (“Range Resources”). Our gathering and processing agreements with Range Resources contain minimum volume commitments, our gathering agreement contains firm capacity reservation payments and our residue gas and NGL transportation agreements contain plant tailgate dedications for natural gas processed at our processing plants. We believe these commercial agreements provide long-term stability to our business. In addition, pursuant to the AMI and Exclusivity Agreement, we have the exclusive right to provide midstream services to support Range Resources’ current and future production on its operated acreage within northern Louisiana (other than production subject to existing third-party commitments or other arrangements to which we consent). Our assets are designed to accommodate projected future production growth of Range Resources and to allow us to pursue volumes from third parties.
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
General and Administrative Expense
In our historical financial statements, general and administrative expenses consist primarily of: (i) direct and indirect costs for which we reimburse our general partner, PennTex Development and its affiliates pursuant to the services and secondment agreement among us, our general partner, PennTex Development and PennTex Management and (ii) other expenses attributable to our status as a publicly traded partnership, such as expenses associated with annual and quarterly reporting; tax return and Schedule K-1 preparation and distribution expenses; Sarbanes-Oxley compliance expenses; expenses associated with maintaining compliance with applicable NASDAQ listing requirements; independent auditor fees; legal fees; investor relations expenses; registrar and transfer agent fees; director and officer liability insurance expenses and director compensation.
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

Results of Operations
The following provides a summary of our results of operations for the periods indicated:

	Three months ended March 31,
	2017	2016
	(in thousands)
Revenue	$17,071	$17,649

Operating expenses:
Cost of revenues	2,688	2,192
General and administrative expense	1,672	3,935
Operating and maintenance expense	1,484	2,619
Depreciation and amortization expense	3,435	3,346
Taxes other than income taxes	281	227
Total operating expenses	9,560	12,319
Operating income	$7,511	$5,330

Adjusted EBITDA (1)	$20,466	$15,100

Operating Data:
Gathering (MDth/d)	265	308
Processing (MDth/d)	235	276
Transportation (MDth/d)	204	243
NGL transportation (Bbls/d)	9,656	9,740
(1) For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation of Adjusted EBITDA to its most directly comparable financial measures calculated and presented in accordance with GAAP, please read “Non-GAAP Financial Measures” below.
Three months ended March 31, 2017 compared to the three months ended March 31, 2016
For the three months ended March 31, 2017 and 2016, we recorded revenue of $17.1 million and $17.6 million, respectively, which includes $ 1.1 million and $1.9 million for electric compression reimbursement, respectively. We generated this revenue by providing gathering, processing, and transportation services to customers.
Range Resources’s cumulative processing volumes through the three months ended March 31, 2017 and 2016 were below the applicable minimum processing commitment under the processing agreement. As a result, we recorded deficiency payment of $9.2 million and $3.1 million, respectively, attributable to undelivered volumes during such period. As of March 31, 2017 and 2016, non-current liabilities on our balance sheet reflects deferred revenues of $32.8 million and $4.1 million, respectively, which includes the deficiency payment and processing fees incurred by Range Resources in excess of the weighted average processing fee over the duration of the processing agreement. All of the amounts included in deferred revenue as of March 31, 2017 have been billed and collected as of April 30, 2017.
Deferred revenue is recognized as revenue once all contingencies or potential performance obligations associated with the related volumes have either been satisfied or expired. Range Resources may use deficiency payments paid under the processing agreement to offset future processing fees to the extent that Range Resources delivers the total minimum processing volume under the processing agreement prior to October 1, 2030.
As of March 31, 2017 and 2016, Range Resources’s cumulative processing volumes were below the applicable minimum processing commitment by 75,988 MDth and 7,153 MDth, respectively.
For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, our total general and administrative expenses and operating and maintenance expenses decreased approximately $2.3 million and $1.1 million, respectively, primarily due to efficiencies realized following Energy Transfer’s acquisition of our general partner.
For the three months ended March 31, 2017 and 2016, our cost of revenues consists of approximately $2.3 million and $2.0 million of electric compression expense, respectively.

Our Adjusted EBITDA increased by $5.4 million and distributable cash flow increased by $5.9 million during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. These increases are primarily due to an increase in deferred revenue of $5.4 million, which is due to a higher minimum volume commitment.
Liquidity and Capital Resources
Overview
Our ability to finance our operations, fund capital expenditures, pay cash distributions to unitholders and satisfy our indebtedness obligations depends on our ability to generate cash flow in the future. Our ability to generate cash flow is subject to a number of factors, some of which are beyond our control. Please read “Risk Factors” in Item 1A of the 2016 Form 10-K.
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
In addition, our revolving credit facility restricts our ability to make distributions on, or redeem or repurchase, our equity interests, except for distributions of available cash so long as, both at the time of the distribution and after giving effect to the distribution, no default exists under the revolving credit facility. Our revolving credit facility also requires us to maintain certain financial covenants. As of March 31, 2017, we were in compliance with the covenants under our revolving credit facility.
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

As of March 31, 2017, we had $156.5 million drawn under our revolving credit facility and had $1.0 million of letters of credit outstanding, resulting in $117.5 million of additional available borrowing capacity.
Working Capital
Working capital is the amount by which our current assets exceed our current liabilities. As of March 31, 2017, our working capital decreased to $18.2 million from $22.5 million as of December 31, 2016. Our working capital requirements were primarily driven by changes in accounts payable and accounts receivable due to the timing of collections from our customers. Our working capital requirements have been primarily driven by changes in accounts payable along with changes in accounts receivable due to the timing of collections from our customers and payments to suppliers. A material adverse change in operations or available financing under our revolving credit facility could impact our ability to fund our requirements for liquidity and capital resources.
Historical Cash Flow
All of the following discussions relate to the three months ended March 31, 2017. The following table and discussion presents a summary of our cash flow for the periods indicated:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Operating activities	$19,558	$11,742
Investing activities	$—	$(9,431)
Financing activities	$(23,510)	$(8,184)
Operating Activities.
Cash flows provided by operating activities were $19.6 million for the three months ended March 31, 2017 compared to $11.7 million of cash flows used in operating activities for the three months ended March 31, 2016.
We had net income of $5.9 million for the three months ended March 31, 2017 compared to $3.5 million for the three months ended March 31, 2016. Net income for the three months ended March 31, 2017 increased over the net income for the three months ended March 31, 2016 is primarily attributable to lower general and administrative expenses as well as lower operating and maintenance expenses. We generated net cash of $9.5 million for the three months ended March 31, 2017 due to the differences in our billing activities as compared to our revenue recognized, which was $5.4 million higher than the three months ended March 31, 2016 which is primarily attributable to the larger minimum volumes in the respective periods, per our processing agreements..
The components of working capital that had the most significant impact on operating cash flow during the current period were accounts receivable, accounts payable and other current liabilities.
Investing Activities.
There were no cash flows used for investing for the three months ended March 31, 2017 and $9.4 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, cash flows used in investing activities were used to expand and improve the effectiveness and efficiency of our assets.
Financing Activities.
During the three months ended March 31, 2017, cash flows used in financing activities consist of repayments under our revolving credit facility and distributions to unitholders. During the three months ended March 31, 2016, we borrowed and made repayments under our revolving credit facility and made distributions to our unitholders. Borrowings from our revolving credit facility represent our main source of funding other than operations.
Distributions
Our minimum quarterly distribution is $0.2750 per unit, which corresponds to an aggregate distribution of $11.2 million per quarter and $44.8 million per year based on the common units and subordinated units outstanding as of March 31, 2017. Following are distributions declared and/or paid by the Partnership subsequent to December 31, 2016:

		Distributions				Distribution per Limited Partner Unit
		Common Units	Subordinated Units	Incentive Distribution Rights
Three Months Ended	Date Paid/To Be Paid				Total
		(in thousands, except per unit amounts)
March 31, 2017 (1)	May 12, 2017	$6,110	$5,900	$—	$12,010	$0.2950
December 31, 2016	February 14, 2017	$6,110	$5,900	$—	$12,010	$0.2950
(1) On April 26, 2017, the Partnership announced a distribution of $0.2950 per unit for the three months ended March 31, 2017. The distribution will be paid on May 12, 2017 to unitholders of record as of May 5, 2017.

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

Adjusted EBITDA for the three months ended March 31, 2016 includes the results of our predecessor’s operations for the period prior to the Offering on June 9, 2015. The following table reconcile Adjusted EBITDA to the most directly comparable GAAP financial and liquidity measures for the periods presented, and further reconciles Adjusted EBITDA for the three months ended March 31, 2017 and 2016 to distributable cash flow attributable to the Partnership:

	Three months ended March 31,
	2017	2016
	(in thousands)
Reconciliation to Net Cash Provided by Operating Activities:
Net cash provided by operating activities	$19,558	$11,742
Plus:
Cash interest expense related to operating activities	1,280	1,481
Changes in working capital	(372)	1,877
Adjusted EBITDA	20,466	15,100
Less:
Cash interest expense related to operating activities	1,280	1,481
Maintenance capital expenditures	—	158
Distribution equivalents paid in cash(1)	—	174
Distributable cash flow	$19,186	$13,287
(1) Represents distribution equivalent rights paid in cash in respect of the applicable period to the extent reflected as changes in equity.

The following table provides the calculation of Adjusted EBITDA as defined above:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income	$5,896	$3,517
Add:
Interest expense, net	1,615	1,813
Depreciation and amortization expense	3,435	3,346
Changes to deferred revenue, net	9,520	4,116
Equity-based compensation expense	—	1,151
Non-cash contribution for general and administrative expense	—	1,157
Adjusted EBITDA	$20,466	$15,100
Critical Accounting Policies and Estimates
Our significant accounting policies are described in Note 2 to the unaudited consolidated financial statements included elsewhere in this quarterly report. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We disclosed certain critical accounting policies and estimates in our 2016 Form 10-K, and no significant changes have occurred since that time.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.

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
Interest Rate Risk
As described above, our $275 million revolving credit facility became effective upon completion of the Offering. As of March 31, 2017, we had $156.5 million of borrowings outstanding under the revolving credit facility. We currently do not hedge the interest on portions of our borrowings under the revolving credit facility, although we may do so from time-to-time in order to manage risks associated with floating interest rates. A 1% increase in the effective interest rate on our outstanding borrowings at March 31, 2017 would result in an annual increase in our interest expense of approximately $1.6 million.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2017, our internal controls over financial reporting, including certain disclosure controls and corporate governance procedures, have been impacted by changes made to conform to the existing controls of ETP, the owner of our general partner.  None of these changes are in response to any identified deficiency or weakness in our internal controls over financial reporting.
There were no other changes that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes or updates to our risk factors previously disclosed in such annual report.
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

PennTex Midstream Partners, LP

May 4, 2017	By:	PennTex Midstream GP, LLC, its general partner

	By:	/s/ Thomas E. Long
	Name:	Thomas E. Long
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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