Form 10-K/A
period 2016-12-31
PennTex Midstream Partners, LP
filed 2017-07-06
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

8111 Westchester Drive, Suite 600
Dallas, TX 75225
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

Documents incorporated by reference:
None.

EXPLANATORY NOTE

PennTex Midstream Partners, LP (the “Partnership”) filed its Annual Report on Form 10-K for the year ended December 31, 2016 with the Securities and Exchange Commission on February 3, 2017 (“Original Filing”). The Partnership is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to amend the text of Exhibit 31.1 (Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended) and Exhibit 31.2 (Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended).
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the amended Exhibit 31.1 and Exhibit 31.2 (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation S-K). Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.
This Amendment continues to speak as of the date of the Original Filing, and the Partnership has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Partnership’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PennTex Midstream Partners, LP
By: PennTex Midstream GP, LLC, its general partner

Date:	July 5, 2017	By:	/s/ Thomas E. Long
Thomas E. Long
Chief Financial Officer
(Principal Financial Officer)