Form 10-Q/A
period 2017-03-31
PennTex Midstream Partners, LP
filed 2017-07-06
CIK 1617798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)
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

EXPLANATORY NOTE
PennTex Midstream Partners, LP (the “Partnership”) filed its Form 10-Q for the three months ended March 31, 2017 with the Securities and Exchange Commission on May 4, 2017 (“Original Filing”). The Partnership is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend the text of Exhibit 31.1 (Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended) and Exhibit 31.2 (Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended).
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of Items 1 and 4 and the amended Exhibit 31.1 and Exhibit 31.2. Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.
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

i

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

iii

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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

7. Related-Party Transactions
Operational, General and Administrative Services
The Partnership does not have employees, and the officers of the general partner manage the operations and activities of the Partnership. All operational, general and administrative responsibilities are performed by employees of Energy Transfer pursuant to the services and secondment agreement and for which the Partnership reimburses or pays a specified administrative fee to Energy Transfer, which is settled in cash monthly. The administrative fee was $250,000 per month during the first six months of the year ended December 31, 2016 and was $333,333 per month during the last six months of the year ended December 31, 2016. Beginning January 1, 2017, the administrative fee is subject to renegotiation. Beginning January 1, 2017, the administrative fee is $338,000 per month. The Partnership is also required to reimburse PennTex Development and its affiliates for all other direct or allocated costs and expenses incurred by them on the Partnership’s behalf under the services and secondment agreement.

PENNTEX MIDSTREAM PARTNERS, LP
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

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

PART II OTHER INFORMATION
Item 6. Exhibits
The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Quarterly Report on Form 10-Q/A and are incorporated herein by reference.

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
 * Filed as an exhibit to this Quarterly Report on Form 10-Q/A.
** Furnished as an exhibit to this Quarterly Report on Form 10-Q/A.